Form 10QSB
period 1996-06-30
SCOTLAND BANCORP INC
filed 1996-08-05
CIK 1004521

SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1995 AND JUNE 30, 1996

                                                                      September 30,          June 30,
ASSETS                                                                    1995                 1996
- - ------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Cash and cash equivalents                                               $ 1,538,695        $ 5,809,464
Federal funds sold                                                        1,550,000          1,500,000
Investment securities:
  Held to maturity, at amortized cost                                     7,938,833          2,503,471
  Available for sale, at estimated market value                           2,969,589         14,543,743
  Nonmarketable equity securities                                           599,400            599,400
Loans receivable, net                                                    41,204,318         43,552,476
Mortgage-backed securities, held to maturity, at amortized cost             652,445            572,268
Accrued interest receivable                                                 296,561            430,711
Property and equipment, net                                                 835,666            818,841
Prepaid expenses and other assets                                           132,027            157,183
                                                                        ------------------------------
       TOTAL ASSETS                                                     $57,717,534        $70,487,557
                                                                        ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $48,203,443        $41,672,430
  FHLB advances                                                                   -          3,000,000
  Advance payments by borrowers for taxes and insurance                     209,418            207,252
  Accrued expenses and other liabilities                                    237,713            355,802
  Deferred income taxes                                                     475,506            454,806
  Income taxes payable                                                       11,349             91,116
                                                                        ------------------------------
       TOTAL LIABILITIES                                                 49,137,429         45,781,406
                                                                        ------------------------------
Stockholders' Equity
  Preferred stock, no par value, authorized
   5,000,000 shares, none issued                                                  -                  -
  Common stock, no par value, authorized
   20,000,000 shares, 1,840,000 shares issued                                     -                  -
  Additional paid-in capital                                                      -         17,423,417
  Note receivable from ESOP for purchase of common stock                          -         (1,772,293)
  Unrealized gain on securities available for sale, net of tax              351,300            311,119
  Retained earnings, substantially restricted                             8,228,805          8,743,908
                                                                        ------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                         8,580,105         24,706,151
                                                                        ------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $57,717,534        $70,487,557
                                                                        ==============================

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1995 AND 1996

                                             1995               1996
- - -----------------------------------------------------------------------
Interest and dividend income:
 Loans                                    $  845,078         $  897,633
 Investment securities                       173,563            244,498
 Mortgage-backed securities                   20,356             17,247
 Short-term cash investments                  59,643            139,980
                                          -----------------------------
       TOTAL INTEREST INCOME               1,098,640          1,299,358
Interest expense:
 Deposits                                    558,526            494,083
 FHLB advances                                    -               4,520
                                          -----------------------------
       TOTAL INTEREST EXPENSE                558,526            498,603
                                          -----------------------------
       NET INTEREST INCOME                   540,114            800,755

Provision for loan losses                         -               6,528
                                          -----------------------------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES           540,114            794,227
                                          -----------------------------
Noninterest income:
 Service charges and fees                     13,285             13,659
 Other                                         3,457              5,002
                                          -----------------------------
                                              16,742             18,661
                                          -----------------------------
Noninterest expense:
 Compensation and employee benefits          157,684            181,523
 Occupancy                                    22,118             22,955
 Insurance                                    31,001             30,089
 Data processing                              22,880             23,910
 Furniture and fixture expense                 9,409              9,819
 Other                                        52,889             60,682
                                          -----------------------------
                                             295,981            328,978
                                          -----------------------------
       INCOME BEFORE INCOME TAXES            260,875            483,910
 Income taxes                                103,522            179,355
                                          -----------------------------
       NET INCOME                         $  157,353         $  304,555
                                          =============================

Primary earnings per share                $   n/a            $     0.18
                                          =============================

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1995 AND 1996

                                              1995              1996
- - ----------------------------------------------------------------------
Interest and dividend income:
 Loans                                    $ 2,400,646       $ 2,698,034
 Investment securities                        545,930           582,052
 Mortgage-backed securities                    60,582            52,920
 Short-term cash investments                  192,453           256,499
                                          -----------------------------
       TOTAL INTEREST INCOME                3,199,611         3,589,505
                                          -----------------------------
Interest expense:
 Deposits                                   1,558,340         1,694,380
 FHLB advances                                     -              4,520
                                          -----------------------------
                                            1,558,340         1,698,900
                                          -----------------------------
       NET INTEREST INCOME                  1,641,271         1,890,605
Provision for loan losses                       5,000            18,528
                                          -----------------------------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES          1,636,271         1,872,077
                                          -----------------------------
Noninterest income:
 Service charges and fees                      36,139            42,528
 Other                                         14,734            21,079
                                          -----------------------------
                                               50,873            63,607
                                          -----------------------------
Noninterest expense:
 Compensation and employee benefits           472,192           488,820
 Occupancy                                     65,684            68,246
 Insurance                                     91,417            91,852
 Data processing                               69,495            74,570
 Furniture and fixture expense                 28,296            30,762
 Other                                        164,322           166,567
                                          -----------------------------
                                              891,406           920,817
                                          -----------------------------
       INCOME BEFORE INCOME TAXES             795,738         1,014,867
Income taxes                                  290,977           372,620
                                          -----------------------------
       NET INCOME                         $   504,761      $    642,247
                                          =============================

Primary earnings per share                $     n/a        $       0.38
                                          =============================


See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1995 AND 1996

                                                             1995                1996
- - -----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                            $     504,761        $     642,247
 Adjustments to reconcile net income to net
   cash provided by operatinG activities:
   Depreciation                                               39,654               38,341
   ESOP compensation expense charged to
    paid-in capital                                               --                1,132
   Deferred income taxes (credits)                           (20,544)                  --
   Changes in assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other assets                      (18,447)             (25,156)
      Accrued interest receivable                               (619)            (134,150)
    Increase (decrease) in:
      Accrued expenses and other liabilities                 (38,130)              (9,055)
      Income taxes payable                                    (3,730)              79,767
                                                     ------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES             462,945              593,126
                                                     ------------------------------------
Cash Flows From Investing Activities
 Net increase in loans receivable                         (2,674,645)          (2,348,158)
 Principal payments on mortgage-backed
  securities                                                 156,290               80,177
 Net (increase) decrease in investment
  securities                                               1,925,127           (6,199,673)
 Loan to ESOP for purchase of common
  stock                                                          --            (1,772,293)
 Purchase of property and equipment                          (12,952)             (21,516)
                                                     ------------------------------------
       NET CASH USED IN INVESTING
        ACTIVITIES                                          (606,180)         (10,261,463)
                                                     ------------------------------------
Cash Flows From Financing Activities
 Net decrease in deposits                                   (784,177)          (6,531,013)
 Advances from FHLB                                              --             3,000,000
 Net proceeds received from issuance of
  common stock                                                   --            17,422,285
 Increase (decrease) in advance
  payments by borrowers
    for taxes and insurance                                   54,589               (2,166)
                                                     ------------------------------------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                (729,588)          13,889,106
                                                     ------------------------------------
       NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                (872,823)           4,220,769
Cash and cash equivalents, including
 federal funds sold:
 Beginning                                                 6,042,948            3,088,695
                                                     ------------------------------------
 Ending                                                $   5,170,125        $   7,309,464
                                                     ====================================

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1995 AND 1996

                                                      1995          1996
- - ----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
 Cash payments for interest                        $ 1,559,758   $ 1,696,634
                                                   =========================
 Cash payments for income taxes                    $   314,803   $   275,153
                                                   =========================
Supplemental Disclosure of Noncash
 Financing Transactions
 Dividends declared, accrued and
  deducted from retained earnings                  $        -    $   127,144
                                                   =========================


See Notes to Consolidated Financial Statements

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - --------------------------------------------------------------------------------

NOTE 1.      NATURE OF BUSINESS

Scotland Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of Scotland Savings Bank, Inc., SSB (the "Bank" or "Scotland Savings Bank") in connection with the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, pursuant to its amended and restated Plan of Conversion. The Company was organized in 1995 to acquire all of the common stock of Scotland Savings Bank upon its conversion to stock form, which occurred on March 29, 1996. The Company commenced a subscription offering of its shares in February 1996 and the stock offering also closed on March 29, 1996.


NOTE 2.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1995, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to March 29, 1996. The Company did not conduct any operations for any period prior to March 29, 1996. Therefore, the information in financial statements presented for all periods prior to March 31, 1996 include only the accounts and operations of Scotland Savings Bank. The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1996.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1995 Scotland Savings Bank financial statements which are included in the Prospectus of Scotland Bancorp, Inc., dated February 9, 1996, except for the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which was adopted on October 1, 1995 as explained below.

NOTE 3.      EARNINGS PER SHARE

The Company's earnings per share for the three and nine month periods ended June 30, 1996 is based on 1,695,260 shares assumed to be outstanding for the periods. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the nine month period ended June 30, 1996 is reported based upon the assumption that such shares had been outstanding from the beginning of the nine month period although the shares were actually outstanding for periods subsequent to March 29, 1996 and no consideration has

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - -------------------------------------------------------------------------------

NOTE 3.     EARNINGS PER SHARE (CONTINUED):

been given to the earnings that would have been generated had such shares been issued as of October 1, 1995. Earnings per share for the three and nine month periods ended June 30, 1995 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during those periods.

NOTE 4.     ADOPTION OF SFAS NO. 114 AND 118

The Company and Scotland Savings Bank were required to adopt Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" at October 1, 1995. SFAS No. 114 requires all creditors to measure the impairment of a loan based upon the present value of the loan's future cash flows discounted using the loan's effective interest rate. The loan can also be valued at its fair value or the market price of its underlying collateral if the loan is primarily collateral dependent. SFAS No. 118 amended SFAS No. 114 by adding disclosure requirements for impaired loans and it permits greater latitude in the manner in which income on impaired loans may be recognized as long as the creditor's policies are disclosed.

The adoption of SFAS No. 114 did not have an effect on the Bank's reporting for impaired loans since the Bank had no loans outstanding at October 1, 1995 or for the nine months ended June 30, 1996 which it considers to be impaired. Therefore, there is no specific SFAS No. 114 allowance for impaired loans at June 30, 1996.

The Bank does not accrue interest on loans delinquent 90 days or more. At the time the loan becomes delinquent 90 days, the Bank reverses all previously recorded interest income and establishes a reserve for uncollected interest, which is reported as a liability. Interest collected while the loan is in such status is credited to income in the period received. If the loan is brought to a status in which it is no longer delinquent 90 days, the reserve for uncollected interest is reversed and interest income is recognized. The Bank anticipates that it will account for interest on impaired loans in a similar fashion in the future if and when it has impaired loans.

NOTE 5.     DIVIDENDS DECLARED

On June 25, 1996, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $ .075 a share for stockholders of record as of July 15, 1996 and payable on July 26, 1996. The dividends declared were accrued and reported as other liabilities in the June 30, 1996 consolidated balance sheet. In addition, on June 25, 1996, the Board of Directors of Scotland Savings Bank declared an upstream dividend of $75,000 to Scotland Bancorp, Inc., which was paid on July 1, 1996.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - -------------------------------------------------------------------------------

NOTE 6.      MUTUAL TO STOCK CONVERSION

On October 24, 1995, the Board of Directors of the Bank adopted a Plan of Conversion (the Plan) which was subsequently amended and restated, under which the Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank and became a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Administrator, Savings Institutions Division, and included the filing of a registration statement with the Securities and Exchange Commission. The Plan was also approved by the members of the Bank at a special meeting held March 12, 1996.
On March 29, 1996, the Conversion was completed and the Company issued 1,840,000 shares of its common stock with a value of $18,400,000 which resulted in capital of $17,422,285, net of conversion costs. The Company utilized $7,754,342 of the net conversion proceeds to purchase all of the capital stock of the Bank.

Concurrent with the Conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion-offering circular. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the Conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal or state regulations.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND SEPTEMBER 30, 1995:

Total assets increased by $12.8 million or 22.1%, to $70.5 million at June 30, 1996 from $57.7 million at September 30, 1995. Net loans receivable increased by $2.4 million or 5.7% to $43.6 million at June 30, 1996 from $41.2 million at September 30, 1995 as stabilized rates over the nine month period created a fairly typical loan demand. Cash and cash equivalents, including federal funds sold, increased by $4.2 million or 136.7% to $7.3 million at June 30, 1996 from $3.1 million at September 30, 1995. Investment securities increased by $6.1 million or 53.3%, to $17.6 million at June 30, 1996 from $11.5 million at September 30, 1995. Cash and cash equivalents and investment securities increased primarily due to the investment of stock proceeds received by the Company in its initial public offering which closed on March 29, 1996. Such increase would have been similar to the net conversion proceeds of $17.4 million; however, a sizable portion of the funds used by common stock subscribers came from existing deposit accounts at the Bank. Deposits decreased by $6.5 million during the period from September 30, 1995 to June 30, 1996 as a number of common stockholders used existing deposits to purchase shares of stock in the Company. During the three months ended June 30, 1996, the Company loaned $1.8 million to the Company's ESOP plan to purchase shares of the Company's common stock in the open market. To boost liquidity depleted by the funds loaned to the ESOP, and provide funding for loan originations, the Bank borrowed $3,000,000 from the FHLB of Atlanta during the three months ended June 30, 1996. Retained earnings increased by $515,000 to $8.7 million at June 30, 1996, which is attributable to the Bank's earnings during the nine months ended June 30, 1996 of $642,000 less cash dividends declared of $127,000.

At June 30, 1996, the Company's capital amounted to $24.7 million, which as a percentage of total consolidated assets was 37.6%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank had no nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, at June 30, 1996 or September 30, 1995. During the three and nine month periods ended June 30, 1996, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank has only charged off $6,648 in loans during these periods. As a result, and based on management's analysis of the adequacy of its allowances, only $6,528 and $18,528 for the three and nine month periods ended June 30, 1996, respectively, were provided to the loan loss allowance. Such amounts were added as general valuation allowances due to the
increase in the Bank's loan portfolio during these periods.   During the nine
month period ended June 30, 1996, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The adoption had no effect on the operating results of the Bank.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- - ------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995:

GENERAL. Net income for the three months ended June 30, 1996 was $305,000 or $148,000 more than the $157,000 earned during the same quarter in 1995. Net income for the nine months ended June 30, 1996 was $642,000 or $137,000 more than the $505,000 earned during the same period in 1995.


INTEREST INCOME. Interest income increased by $201,000 from $1.1 million for the three months ended June 30, 1995 to $1.3 million for the three months ended June 30, 1996. Interest income increased by $390,000 from $3.2 million for the nine months ended June 30, 1995 to $3.6 million for the nine months ended June 30, 1996. These increases were attributable to an overall increase in market interest rates as well as a change in the volume and mix of interest-earning assets outstanding between the periods. More of the Bank's interest earning assets were invested in loans for the three and nine month periods ended June 30, 1996 compared to the three and nine month periods ended June 30, 1995. Additionally, the increase in interest income was reflective of the earnings during the three months ended June 30, 1996 on the proceeds received in the stock offering.

INTEREST EXPENSE.   Interest expense decreased by $60,000 from $559,000 for the three months ended June 30, 1995 to $499,000 for the three months ended June 30, 1996. Interest expense increased by $141,000 from $1.6 million for the nine months ended June 30, 1995 to $1.7 million for the nine months ended June 30, 1996. Higher market interest rates in effect during the three and nine month periods ended June 30, 1996, and the resulting increase in the Bank's cost of funds caused interest expense to be higher for the nine months period ended June 30, 1996. However, this higher cost of funds was more than offset during the three months ended June 30, 1996 by a material decrease in deposits as a substantial number of common stockholders paid for their stock from existing deposits or the Bank returned deposits on subscription orders that could not be filled.

NET INTEREST INCOME. Net interest income increased by $261,000 from $540,000 for the three months ended June 30, 1995 to $801,000 for the three months ended June 30, 1996. Net interest income increased by $249,000 from $1.6 million for the nine months ended June 30, 1995 to $1.9 million for the nine months ended June 30, 1996. Although there was a modest decrease in net interest rate spread between the periods, this was more than offset by an increase in the volume of net interest earning assets between the periods. The Bank's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, while overall market interest rates were higher during the nine month period ended June 30, 1996 as compared to the same period in 1995.

PROVISION FOR LOAN LOSSES. The Bank provided for a $6,528 and $18,528 provision for loan losses during the quarter and nine months ended June 30, 1996, in comparison with a $5,000 provision during the first quarter of fiscal year 1995 and no provision in the second or third quarters of fiscal year 1995. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES (CONTINUED):

is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's loan loss provisions have been relatively minor during the three and nine month periods ended June 30, 1996 and 1995 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding.

At June 30, 1996, the Bank's level of general valuation allowances for loan losses amounted to $219,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased by $33,000 to $329,000 for the three month period ended June 30, 1996 from $296,000 for the comparable quarter in 1995, and by $30,000 to $921,000 for the nine month period ended June 30, 1996 from $891,000 for the comparable period in 1995, principally as a result of an increase in compensation expense resulting from the establishment of the Company's ESOP as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods.

As a part of the Conversion, the Company established an ESOP that acquired 8% of the shares offered in the Conversion in the after market with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen year period with funds provided by the Bank in the form of retirement plan contributions sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." In addition, certain other benefit plans are expected to be placed before the Company's stockholders for approval at a future stockholders' meeting to be held no sooner than nine months after the close of the Conversion.

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RSULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED):

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, increased by $4.2 million during the nine month period ended June 30, 1996. Such increase resulted primarily from the equity raised by the Company during its initial public offering which closed on March 29, 1996. The issuance of common stock resulted in $17.4 million in additional equity although approximately 30% of the equity raised actually originated from existing deposits at the Bank held by its stockholders. To a lesser extent, operating activities resulted in $593,000 of additional liquidity.

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at June 30, 1996 was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

             The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

    Item 2.  Changes in Securities

             Not applicable

    Item 3.  Defaults Upon Senior Securities

             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable

    Item 5.  Other Information

             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Not applicable

             (b)  Not applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SCOTLAND BANCORP, INC.

     Dated      August 2, 1996              By:  s/s William C. Fitzgerald, III
           ----------------------------         --------------------------------
                                                William C. Fitzgerald, III
                                                President and CEO

     Dated      August 2, 1996              By:  s/s Debora B. Steagall
           ----------------------------         --------------------------------
                                                Debora B. Steagall
                                                Assistant Treasurer