Form 10KSB
period 1996-09-30
SCOTLAND BANCORP INC
filed 1996-12-23
CIK 1004521

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the fiscal year ended      September 30, 1996
                                        --------------------------

             Commission file number            1-14266
                                    ------------------------------


                             SCOTLAND BANCORP, INC.
                 (Name of small business issuer in its charter)

        North Carolina                                  56-1955133
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    505 South Main Street,
    Post Office Box 1468
    Laurinburg, North Carolina                           28353-1468
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (910) 276-2703
                          ---------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Common Stock, no par value             American Stock Exchange
------------------------------  ------------------------------------------------
       (Title of class)           (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.            [  ]

State issuer's revenues for its most recent fiscal year   $4,950,005
                                                         ----------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $21,898,003 (based on the price at which the stock was sold on December 13, 1996).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                        1,840,000
----------------------------          ----------------------------------
         (Class)                      (Outstanding at December 16, 1996)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended September 30, 1996 (the "1996 Annual Report"), are incorporated by reference into Part I and
Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 1996 (the "Proxy Statement"), are incorporated by reference into Part III.

  Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                  ---    ---
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Prior to March 29, 1996, Scotland Savings Bank, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On March 29, 1996, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Scotland Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 505 South Main Street, Laurinburg, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal sources of income are earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

     The Bank was originally chartered in 1923 as a North Carolina-chartered building and loan association under the name Scotland County Building and Loan Association. The Bank later converted to a North Carolina-chartered savings and loan association and operated under the name Scotland Savings and Loan Association until December of 1992, when it converted to a North Carolina-chartered savings bank under its current name. The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1933, and its deposits have been federally insured since 1949.

     The Bank is primarily engaged in soliciting deposit accounts from the general public, making mortgage loans to finance the acquisition and construction of residential dwellings and making limited types of consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, federal deposit insurance premiums, data processing expenses and branch occupancy and related expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

Primary Market Area

     The Bank's primary market area is Scotland County and portions of Moore
County, North Carolina.   The Bank's principal office is in Laurinburg, North
Carolina and it has one full-service branch in Pinehurst, North Carolina. Scotland County is in southeastern North Carolina along the North Carolina/South Carolina stateline southwest of Fayetteville, North Carolina. Pinehurst in Moore County, is immediately north of Scotland County and northwest of Fayetteville.

     The Bank's loans and deposits are primarily generated from the areas where its offices are located. It does not solicit deposits and loans outside its primary market area and does not use brokers to obtain deposits. Approximately 85% of the Bank's deposits are at the Laurinburg office and the majority of its customers are residents of Laurinburg and Scotland County. Scotland County is largely rural with a population of 35,000. Its economy is diversified among agriculture, manufacturing and services. Major area employers include Abbott Laboratories, Campbell Soup Company, LOF Glass and Westpoint-Stevens. Although the economy is diversified and generally stable, population and household growth, and median and per capita income levels for Scotland County are generally lower than comparable levels for North Carolina and the nation, while unemployment levels are generally higher. Management regards the Scotland County market area as a low growth area in which there is significant competition among financial services providers for market share. Management believes that opportunities for future earnings growth in the Bank's home market area are limited in light of these factors.

     By comparison, in Pinehurst and Moore County, where the Bank has fewer deposits and customers, growth and income levels exceed North Carolina and national figures, reflecting the development of Pinehurst and Moore County as golfing, resort and retirement centers. The major employers in Moore County include Moore Regional Hospital, Resorts of Pinehurst and Ithaca Industries. There is significant competition among providers of financial services in these markets and the Bank's market share is not large.

Net Interest Income

     The Company's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding during the period. Net interest income increased by $491,330 to $2,660,853 for the year ended September 30, 1996 from $2,169,523 reported in 1995. The increase in net interest income during 1996 was attributable to an increase in the average balance of interest earning assets due to the proceeds received from the stock offering. The average balance of interest earning assets increased by approximately $8.1 million during 1996. The increase in interest earning assets allowed net interest income to increase even though the Bank's net interest rate spread decreased from 3.27% in 1995 to 2.84% in 1996, primarily due to an increase in the Bank's cost of funds.

     The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate)
(ii) changes attributable to rate (changes in rate multiplied by the prior period's volume) and (iii) mixed changes (changes in volume multiplied by change in rate).


                                       Year Ended September 30,
                                            1996 vs. 1995

                                 --------------------------------------
                                  Increase (Decrease) Attributable to
                                 --------------------------------------

                                 Volume    Rate     Rate/Volume   Net
                                 -------   ------   -----------   -----
                                             (In Thousands)

Interest income on:
Interest-bearing deposits          $ 133    $ (36)         $(19)   $ 78
Investments, at cost                 106       20             3     129
Mortgage-backed securities           (13)       3            (1)    (11)
Loans receivable                     353        6            --     359
 Total interest income on          -----    -----          ----    ----
 interest-earning assets
                                     579       (7)          (17)    555
                                   -----    -----          ----    ----

Interest expense on:
Passbook accounts                     33        3            --      36
Transaction accounts                 (50)     (20)            4     (66)
Certificates of deposit             (130)     192           (14)     48
FHLB advances                         --       --            47      47
Other                                 --       --            --      --
 Total interest expense on         -----    -----          ----    ----
 interest-bearing liabilities
                                    (147)     175            37      65
                                   -----    -----          ----    ----

Increase (decrease) in net
 interest income                   $ 726    $(182)         $(54)   $490
                                   =====    =====          ====    ====

Interest Income

     Total interest income increased by $556,389 during 1996, from $4,313,318 in 1995 to $4,869,707 in 1996. The increase in interest income during 1996 was attributable to an $8.1 million increase in the average balance of interest earnings assets due to the proceeds received from the stock offering. The Bank's overall yield on interest earning assets declined slightly during 1996, from 7.70% in 1995 to 7.60% in 1996. During 1995, interest income increased by approximately $425,000 due primarily to an increase in the Bank's yields from 7.17% in 1994 to 7.70% in 1995. Changes in the volume of average interest earning assets during 1995, which increased by $1.8 million, also positively impacted interest income.

Interest Expense

     Total interest expense increased to $2,208,854 in 1996 from $2,143,795 in 1995, an increase of $65,059 or 3.0%. The increase in the Bank's cost of funds on longer term certificate of deposits more than offset declines in its cost of funds on transaction accounts during 1996. The Bank's cost of funds was 4.76% in 1996 as compared to 4.43% in 1995. Changes in the Bank's cost of funds during 1996 were similar to changes in overall market rates. The Bank's average balance of outstanding deposits decreased by approximately $3.1 million during 1996 and lowered the increase in interest expense for the period. Interest on borrower funds had an immaterial impact on the increase in interest expense in 1996. During 1995, interest expense increased by approximately $391,000 due primarily to an increase in the Bank's cost of funds, which increased from 3.67% in 1994 to 4.43% in 1995.

     The following table provides additional information concerning the Company's yields on interest earning assets cost of funds on interest bearing liabilities over the two year period ended September 30, 1996.

                                                            Year Ended September 30,
                                       -------------------------------------------------------------------
                                                  1996                               1995
                                       ------------------------------    ---------------------------------
                                       Average               Average     Average                Average
                                       Balance   Interest  Yield/Rate    Balance    Interest  Yield/Rate
                                       -------   --------  ----------    -------    --------  ----------
                                                             (Dollars in Thousands)
Assets:
Interest earning assets:
   Interest-bearing deposits            $ 6,059    $  326       5.38%     $ 3,939     $  248      6.30%
   Investments, at cost (1)              14,550       840       5.77%      12,656        711      5.62%
   Mortgage-backed securities               605        68      11.24%         729         79     10.84%
   Loans receivable                      42,878     3,635       8.48%      38,709      3,276      8.46%
                                        -------    ------       7.60%     -------     ------
Total interest-earning assets            64,092    $4,869                  56,033     $4,314      7.70%
                                                   ------                             ------
Non-interest-earning assets                 345                             1,806
                                        -------                           -------
           Total                        $64,437                           $57,839
                                        =======                           =======

Liabilities and retained earnings:
Interest-bearing liabilities:
   Passbook accounts                    $ 5,541    $  160       2.89%     $ 4,383     $  124      2.83%
   Transaction accounts                   7,024       194       2.76%       8,688        260      2.99%
   Certificates of deposit               32,339     1,808       5.59%      34,908      1,760      5.04%
   FHLB advances                            958        47       4.91%         ---        ---       ---
   Other                                    587       ---       0.00%         386        ---      0.00%
                                        -------    ------                 -------     ------
Total interest-bearing liabilities       46,449    $2,209       4.76%      48,365     $2,144      4.43%
Non-interest-bearing liabilities            400    ------                   1,007     ------
Equity                                   17,588                             8,467
                                        -------                           -------
             Total                      $64,437                           $57,839
                                        =======                           =======

Net interest income and interest
rate spread (2)                                    $2,660       2.84%                 $2,170      3.27%
Net yield on interest-earning                      ======                             ======
  assets (3)                                                    4.15%                             3.87%
Ratio of interest-earning assets to
  interest-bearing liabilities                                137.98%                           115.85%

(1) Includes investment securities and FHLB of Atlanta common stock.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income divided by average interest-earning assets.

Asset/Liability Management

  The Bank's asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing the Bank's net interest income given various risk criteria. Factors beyond the Bank's control, such as market interest rates and competition, may also have an impact on the Bank's interest income and interest expense. In the absence of other factors, the Bank's overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time. Inversely, the Bank's yields and cost of funds will decrease when market rates decline. The Bank is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

  The Bank's management monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The table below presents the Bank's NPV at September 30, 1996, as calculated by the FHLB, based on quarterly information voluntarily provided to the FHLB by the Bank. Certain assumptions were employed by the FHLB in preparing the table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth below.

  As a result, certain shortcomings are inherent in the following NPV table because the data reflects hypothetical changes in NPV based upon assumptions used by the FHLB in the computation. However, based on the data below, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets, causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. In times of decreasing interest rates, fixed rate assets would increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank's net interest income.


                                  Net Portfolio Value                  NPV as a % of PV of Assets
                             ------------------------------------     ---------------------------
Change in Rates              $ Amount   $ Change (1) % Change (2)     NPV Ratio (3)    Change (4)
---------------              ------------------------------------     ---------------------------
+400 bp                         13,063     -5,207        -29%          21.39%           -853 bp
+300 bp                         14,431     -3,839        -21%          23.63%           -629 bp
+200 bp                         15,799     -2,471        -14%          25.87%           -405 bp
+100 bp                         17,034     -1,236         -7%          27.89%           -203 bp
   0 bp                         18,270         --         --           29.92%                --
-100 bp                         19,242        972          5%          31.51%           +159 bp
-200 bp                         20,214      1,944         11%          33.10%           +318 bp
-300 bp                         20,861      2,591         14%          34.16%           +424 bp
-400 bp                         21,508      3,238         18%          35.22%           +530 bp

(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)  Calculated as the estimated NPV divided by present value of total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


  At September 30, 1996, a change in interest rates of a positive 200 basis points would have resulted in a 405 basis point decrease in NPV as a percentage of the present value of the Bank's total assets while a change in interest rates of a negative 200 basis points would have resulted in a 318 basis point increase in NPV as a percentage of the present value of the Bank's total assets.

  In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Bank's operations, management has implemented an asset/liability program designed to improve the Bank's interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest earning assets, and the solicitation of passbook or transaction deposit accounts which are less sensitive to changes in interest rates and can be repriced rapidly.

Lending Activities

  General.   The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate (including loans secured by undeveloped real estate), construction loans, unsecured loans, loans secured by motor vehicles and other personal property, mobile home loans, savings account loans and other loans. The Bank's net loan portfolio totaled approximately $45.1 million on September 30, 1996, or 66% of its total assets. On that date, approximately $38.7 million or 85% of loans outstanding consisted of loans secured by mortgages on one-to-four family residential properties, $2.2 million or 5% were loans secured by multifamily residential properties, approximately $939,000 or 2% of loans were secured by non-residential real estate, including loans secured by undeveloped land, approximately $1.1 million, net of loans in process, or 2% were loans secured by residential construction loans, approximately $2.3 million or 5% were line of credit loans, and approximately $346,000 or 1% were loans secured by savings accounts, automobiles or other collateral. As of September 30, 1996, all of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. On September 30, 1996, the Bank's largest single outstanding loan had a balance of approximately $645,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

  Generally, adjustable rate loans are originated with the intention that they will be held in the Bank's loan portfolio. The Bank currently originates a small number of loans which do not satisfy the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), including loan to value ratios, income requirements and credit history standards. The Bank originates such nonconforming loans if they satisfy its underwriting requirements which are tailored for the local community. While these loans generally produce a higher yield than would be produced by loans which conform to the purchase requirements of FHLMC and FNMA, such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs or discounted the purchase price. The Bank plans to continue to originate a small number of nonconforming loans because such loans meet the needs of its local community and because such loans have historically had high rates of return and have performed within acceptable levels.

  Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                          At September 30,
                                          ----------------
                                      1996               1995
                                      ----               ----
                                           % of               % of
                                 Amount    Total    Amount    Total
                                 ------    -----    ------    -----
                                       (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family         $38,695   85.84%   $35,644   86.51%
  Residential multi-family         2,153    4.78%       962    2.33%
  Nonresidential real estate         939    2.08%     1,509    3.66%
  Residential construction         2,608    5.79%     1,845    4.48%
  Line of credit                   2,332    5.17%     2,289    5.56%
                                 -------  ------    -------  ------
     Total real estate loans      46,727  103.66%    42,249  102.54%
                                 -------  ------    -------  ------

 Consumer loans:
 Passbook or certificate              23     .05%       130    0.31%
 Automobile                          137     .30%       129    0.31%
 Other                               186     .41%       230    0.56%
                                 -------  ------    -------  ------
   Total consumer loans              346     .76%       489    1.18%
                                 -------  ------    -------  ------

Less:
 Deferred loan fees                  235     .52%       195    0.47%
 Loans in process                  1,534    3.40%     1,132    2.75%
 Allowance for loan losses           225     .50%       207    0.50%
                                 -------  ------    -------  ------
     Total reductions              1,994    4.42%     1,534    3.72%
                                 -------  ------    -------  ------
Total loans receivable, net      $45,079  100.00%   $41,204  100.00%
                                 =======  ======    =======  ======

  Loan Maturity Schedule. The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1996. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $9.2 million and $7.5 million in the fiscal years ended September 30, 1996, and 1995, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                      At September 30, 1996
                                    ---------------------------------------------------------
                                               Over 1    Over 3    Over 5
                                    One Year   Year to  Years to  Years to  Over 10
                                     Or Less   3 Years  5 Years   10 Years   Years    Total
                                    ---------  -------  --------  --------  -------  --------
                                                         (In Thousands)
Mortgage loans:
 Adjustable rate 1-4 family          $10,518    $2,483    $1,178    $3,190  $    30  $17,399
      residential
 Fixed rate 1-4 family                    56       445       362     3,501   20,293   24,657
      residential
 Other adjustable rate real              602       436        10       229       19    1,296
      estate loans
 Other fixed rate real estate             --       131        49        25    1,420    1,625
      loans

Other loans                              143       121        40        23       --      327

Less:
 Allowance for loan losses              (225)       --        --        --       --     (225)
                                     -------    ------    ------    ------  -------  -------
                                     $11,094    $3,616    $1,639    $6,968  $21,762  $45,079
                                     =======    ======    ======    ======  =======  =======


   The following table sets forth the dollar amount at September 30, 1996 of all loans maturing or repricing on or after September 30, 1997 which have fixed or adjustable interest rates.

                                                    Fixed   Adjustable
                                                    Rates     Rates
                                                    -----   ----------
                                                      (In Thousands)
 Mortgage loans                                    $26,226      $7,575

 Other loans                                           184          --
                                                   -------      ------
                                                   $26,410      $7,575
                                                   =======      ======

   Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Scotland and Moore Counties, North Carolina and in contiguous counties. On September 30, 1996, approximately 85.84% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, 40.17% had adjustable interest rates.

   The Bank originates adjustable rate mortgage loans secured by owner occupied property generally having terms of 30 years in amounts of up to 95% of the value of the property. Private mortgage insurance is always required if the loan amount exceeds 80% of the value of the property. In addition, the Bank makes adjustable rate loans secured by non-owner occupied residential real estate generally having terms of 20 years in amounts of up to 75% of the value of the property.

   Interest rates on adjustable rate residential mortgage loans are tied to the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. Rates are subject to change annually, although in some programs the period to the initial rate adjustment is as long as three years. The loans have rate adjustment caps which limit the amount of rate adjustments at any one time and over the lives of the loans.

   Adjustable rate loans are generally considered to involve a greater degree of risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially.

   The Bank also originates fixed-rate mortgage loans secured by owner occupied property having terms generally ranging from 15 to 30 years in amounts of up to 95% of the value of the property. Private mortgage insurance is always required if the loan amount exceeds 80% of the value of the property. In addition, the Bank makes fixed-rate loans secured by non-owner occupied residential real estate generally having terms of 20 years in amounts of up to 75% of the value of the property. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

   While one-to-four family residential loans are normally originated for 15 to 30 year terms, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. The thrift and mortgage banking industries have generally used 12-year and 7-year average loan lives in calculations calling for prepayment assumptions for 30-year residential loans and 15-year residential loans, respectively. Management believes that the Bank's recent loan prepayment experience has been shorter than these assumed average loan lives due to recent periods of low interest rates and resulting high levels of refinancing.

   The Bank requires title insurance for its one-to-four family residential loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

   Residential Multifamily. At September 30, 1996, the Bank had approximately $2,153,000 in outstanding loans secured by multifamily residential real estate, comprising approximately 4.78% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have adjustable rates. Such loans are typically made to a maximum of 75% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

   Nonresidential Real Estate Lending. On September 30, 1996, the Bank had $939,000 in outstanding loans secured by nonresidential real estate, including undeveloped land, comprising approximately 2.08% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties, and have adjustable interest rates. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1996, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $161,635. This loan was performing in accordance with the original loan contract.

   Lines of Credit. At September 30, 1996, the Bank had approximately $2.3 million in line of credit loans, representing approximately 5.17% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

   Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1996 was approximately $1.1 million, net of loans in process, representing approximately 2.37% of the Bank's net loan portfolio.
Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

   Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment.

   Consumer Loans. In addition to the loans described above, the Bank also offers loans which are primarily secured by various items of personal property or which are unsecured. As of September 30, 1996, the Bank had approximately $346,000 of such loans outstanding, representing approximately .76% of its net loan portfolio. Many of these loans are secured by deposits, new and used motor vehicles, mobile homes and other properties. New and used motor vehicle financing is available for terms of up to four years. Generally, financing of new and current year models does not exceed 80% of the sticker price. Financing of used motor vehicles does not exceed the loan value provided in the current Southeastern Edition of the NADA Used Car Guide.

   Financing of new mobile homes generally does not exceed 80% of the purchase price or the retail invoice value of the mobile home and has a maximum term of 15 years. Loans may also be secured by used mobile homes for up to 80% of the book value as determined by the current NADA Mobile Home Appraisal Guide and have a maximum term of 15 years.

   The Bank makes unsecured consumer loans in amounts of up to 10% of an individual borrower's verifiable net worth. Some of these loans are payable at maturity and have a term of 90 days. Others require monthly payments and have a term of up to 24 months. In addition, the Bank provides overdraft lines of credit in amounts of up to $5,000. Payments are required in amounts of 5% of the outstanding balance or $20, whichever is greater.

   Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

   During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires independent fee appraisals on all loans originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

   Mortgage loans of up to $150,000 may be approved by certain designated loan officers and the chief lending officer of the Bank in cases where the loan meets all of the Bank's underwriting guidelines. Loans of over $150,000 must be approved by the Bank's loan committee which is composed of its President, Senior Vice President and three other members of the Board of Directors. The loan committee also reviews all other mortgage loan approvals.

   Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1996, the Bank had $621,000 in such unfunded mortgage loan commitments. In addition, on such date the Bank had $2.8 million in unfunded commitments for unused lines of credit and letters of credit.

   Origination of Loans. Generally, the Bank has originated its one-to-four family residential mortgage or other loans with the capability, but not the intention, that they will be sold in the secondary market. The Bank originates a small number of loans which satisfy the Bank's underwriting requirements and are tailored to its local community but do not necessarily satisfy various requirements imposed by the FHLMC and FNMA, including some loans which do not satisfy loan-to-value requirements, income requirements and credit history standards.

   Although the Bank believes that many of its nonconforming loans are readily saleable in the secondary market, some of such nonconforming loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, the Bank's loan portfolio is slightly less liquid than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements. In addition, certain types of nonconforming loans are generally thought to have greater risks of default and nonperformance. However, such loans generally produce a higher yield than would be produced by conforming loans, and the Bank has historically found that its origination of such loans has not resulted in a high level of nonperforming assets. See "-- Nonperforming Assets and Asset Classification". These nonconforming loans satisfy a need in the Bank's local community, and the Bank intends to continue to originate a small number of nonconforming loans. Any such nonconforming loans will satisfy FHLMC and FNMA requirements with respect to income and credit history. However, if the loan amount is less than $30,000 and the loan to value ratio is less than 80%, the current tax value may be used to establish the property value rather than a full appraisal. Any decision to use the tax value must be approved by the Bank's management.

   For the years ended September 30, 1996 and 1995, the Bank's loan originations totaled $13.2 million and $12.1 million, respectively.

   In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

   Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings.
If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1996, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

   Accrual of interest income on loans is suspended when, in management's judgment, doubts exist as to the collectibility of additional interest within a reasonable time. Loans are returned to accrual status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonaccrual status is generally reversed by the establishment of an allowance for uncollected interest. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. For the fiscal year ended September 30, 1996, interest income that would have been recorded on nonaccrual loans under the original terms of such loans was zero.

   The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans and real estate owned at the dates indicated.


                                                   At September 30,
                                                   ----------------
                                                   1996         1995
                                                   ----         ----
                                                 (Dollars in Thousands)
Total nonaccrual loans:
   Mortgage Loans delinquent 90 days or more       $    32      $    --
   Consumer loans delinquent 90 days or more            --           --

Real estate owned                                       --           --
                                                    ------       ------

   Total non-performing assets                     $    32      $    --
                                                    ======       ======

Non-performing loans to total loans                   0.07%          --

Non-performing assets to total assets                 0.05%          --

Total assets                                       $68,622      $57,718

Total loans                                        $45,079      $41,204


   Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

   An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

   As of September 30, 1996, the Bank had no loans internally classified as "substandard", "doubtful" or "loss".

   The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1996, the Bank had no loans in the "special mention" category.

   When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

   Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank adopted SFAS No. 114 Accounting by Creditors for Impairment of a Loan which was subsequently amended by SFAS No. 118 Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures during 1996. SFAS No. 114 requires that the Bank establish specific loan loss allowances on impaired loans if it is doubtful that all principal and interest due according to the loan terms will be collected. The adoption of SFAS No. 114 did not have an effect on the Bank's reporting for impaired loans since the Bank had no loans outstanding during the year ended September 30, 1996 which it considers to be impaired. Therefore, there is no specific SFAS No. 114 allowance for impaired loans at September 30, 1996.

   Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

   The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                   Year Ended September 30,
                                                   -------------------------
                                                       1996          1995
                                                       ----          ----
                                                    (Dollars in Thousands)
Balance, beginning of period                        $   207         $ 196

Provision for loan losses                                25            11

Charge-offs                                               7            --

Recoveries                                               --            --
                                                    -------         -----
Balance, end of period                              $   225         $ 207
                                                    =======         =====
Net charge-offs as a % of average loans                .02%            --
outstanding

Allowance at period end as a % of nonperforming     714.97%            --
loans


   The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                              At September 30,
                                              ----------------
                                      1996                     1995
                                      ----                     ----

                                          Amount of                 Amount of
                             Amount of    Loans to     Amount of    Loans to
                             Allowance   Gross Loans   Allowance   Gross Loans
                             ---------   -----------   ---------   -----------
                                           (Dollars in Thousands)
Real estate loans:
 Residential 1-4 family           $ 93        82.21%        $ 91        83.40%
 Residential multi-family            5         4.57%           7         2.25%
 Nonresidential real estate         60         1.99%          25         3.53%
 Residential construction            6         5.54%          10         4.32%
 Line of credit                     32         4.95%          35         5.36%
                                  ----       ------         ----       ------
  Total real estate loans          196        99.26%         168        98.86%
                                  ----       ------         ----       ------

Consumer loans:
 Passbook or certificate            --         0.05%          --         0.30%
 Automobile                         21         0.29%          22         0.30%
 Other                               8         0.40%          17         0.54%
                                  ----       ------         ----       ------
  Total consumer loans              29         0.74%          39         1.14%
                                  ----       ------         ----       ------
Total allowance for loan losses   $225       100.00%        $207       100.00%
                                  ====       ======         ====       ======


Investment Securities

   Interest and dividend income from investment securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from deposits in other financial institutions. On September 30, 1996, the carrying value of the Company's investment securities portfolio totaled approximately $21.5 million and consisted of U.S. government and agency securities, mortgage-backed securities, FHLMC stock, stock in the FHLB of Atlanta and in Central Service Corporation, and deposits in other financial institutions. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA.

   Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

   Investments may be classified in one of three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company has no trading securities. See Notes 1 and 2 of "Notes to Financial Statements".

   The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

   As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of September 30, 1996, the Bank's investment in stock of the FHLB of Atlanta was $595,400.

   North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. The Bank is also permitted to make certain other securities investments.

   The Company's current investment policy states that the Company's investments will be limited to U.S. Treasury obligations, federal agency securities, municipal obligations of the State of North Carolina or its political subdivisions rated A and above, pass-through and planned amortization class collateralized mortgage obligations, stock of the FHLB of Atlanta and certificates of deposits of $100,000 or less in federally issued financial institutions.

   Investment decisions are made by authorized officers of the Bank or the Company under policies established by the Boards of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

   The following tables set forth certain information regarding the Company's interest bearing deposits and the amortized cost and market values of the Company's investment and mortgage-backed securities portfolio at the dates indicated.


                                                                 At September 30,
                                                                 ----------------
                                                       1996                                 1995
                                                       ----                                 ----

                                        Amortized Cost      Market Value     Amortized Cost      Market Value
                                        --------------      ------------     --------------      ------------
                                                                    (In Thousands)
Interest-bearing deposits                     $ 4,352            $ 4,352            $ 2,366           $ 2,366
                                              -------            -------            -------           -------
Mortgage-backed securities, held to               545                617                652               724
maturity                                      -------            -------            -------           -------

Investment securities:
 Held to maturity or for investment:
  U.S. Treasury and agency securities           2,502              2,494              7,939             7,958
 Available for sale:
  U.S. Treasury and agency securities          12,812             12,690              2,406             2,420
  Federal Home Loan Mortgage
    Corporation stock                              31                775                 31               549
Non-marketable equity securities:
  Federal Home Loan Bank stock                    595                595                595               595
  Central Service Corporation stock                 4                  4                  4                 4
                                              -------            -------            -------           -------
                                               15,944             16,558             10,975            11,526
                                              -------            -------            -------           -------
Total                                         $20,841            $21,527            $13,993           $14,616
                                              =======            =======            =======           =======

   The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's interest bearing deposits, investment and mortgage-backed securities as of September 30, 1996.

                                                                    After One Year              After Five Years
                                     One Year or Less             Through Five Years            Through Ten Years
                                     ----------------             ------------------            -----------------

                                Carrying       Weighted        Carrying      Weighted        Carrying       Weighted
                                  Value      Average Yield      Value      Average Yield      Value       Average Yield
                                  -----      -------------      -----      -------------      -----       -------------
                                                                 (Dollars in Thousands)

Interest-bearing deposits         $4,352            5.79%      $    --              --        $ --                 --

Mortgage-backed securities            --               --           --              --          --                 --

U.S. Treasury securities
 Held to maturity                  2,002            6.44%          500           6.05%          --                 --
 Available for sale                1,998            5.82%       10,584           6.17%         108              6.10%
Federal Home Loan Mortgage
 Corporation stock (1)               775            1.44%           --              --          --                 --
Federal Home Loan
  Bank stock (2)                      --               --           --              --          --                 --
Central Service Corporation
 stock (2)                            --               --           --              --          --                 --
                                   -----            -----       ------           -----         ---              -----
Total                             $9,127            5.57%      $11,084           6.16%        $108              6.10%
                                   =====            =====       ======           =====         ===              =====

                                     After Ten Years                      Total
                                     ---------------                      -----

                                Carrying        Weighted         Carrying         Weighted
                                 Value        Average Yield       Value         Average Yield
                                 -----        -------------       -----         -------------
                                                  (Dollars in Thousands)

Interest-bearing deposits        $   --                --        $ 4,352             5.79%

Mortgage-backed securities          545            11.25%            545            11.25%

U.S. Treasury securities
 Held to maturity                    --                --          2,502             6.36%
 Available for sale                  --                --         12,690             6.12%
Federal Home Loan Mortgage
 Corporation stock (1)               --                --            775             1.44%
Federal Home Loan
  Bank stock (2)                    595             7.29%            595             7.29%
Central Service Corporation
 stock (2)                            4                --              4                --
                                  -----             -----         ------             -----
Total                            $1,144             9.15%        $21,463             6.07%
                                  =====             =====         ======             =====

(1) Equity security with no stated maturities; readily available and assumed to mature in less than one year.
(2) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

Deposits and Borrowings

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its own interest-bearing deposits, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has no borrowings outstanding at September 30, 1996; however, it does maintain borrowing capabilities through the FHLB of Atlanta.

     Deposits.   On September 30, 1996 and September 30, 1995, the Bank's
deposits totaled $42.4 million and $48.2 million, respectively. A majority of the $5.8 million decrease is attributable to the withdrawal of deposits by account holders to purchase shares of common stock of the Company in the Conversion. Due to its excess liquidity, the Bank elected to allow certain higher cost certificate accounts to leave the Bank upon maturity. As a result, the Bank was able to lower its average weighted cost of funds at September 30, 1996 from such cost incurred during 1996.

     The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.


                                        At or For the Year Ended September 30,
                                        --------------------------------------
                                              1996                 1995
                                              ----                 ----
                                                    (In Thousands)
Total deposits at beginning of period       $48,203              $48,995

Net increase (decrease) before               (7,704)              (2,453)
 interest credited

Interest credited                             1,911                1,661
                                            -------              -------
Total deposits at end of period             $42,410              $48,203
                                            =======              =======

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market accounts, and fixed interest rate certificates with varying maturities. The Bank also offers an adjustable rate certificate in its individual retirement account program. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers. The vast majority of the Bank's depositors are residents of North Carolina. In the unlikely event the Bank is liquidated following the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholders.

     The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.

                                                                At September 30,
                                                  1996                                 1995
                                    ----------------------------------   -----------------------------------
                                                Weighted        % of                 Weighted        % of
                                    Amount   Average Rate    Deposits    Amount    Average Rate    Deposits
                                    -------  ------------    ----------  -------   ------------   ----------
                                                          (Dollars in Thousands)
Demand accounts:
   Passbook accounts                $ 4,310      2.88%         10.16%    $ 4,173      2.82%          8.66%
   NOW accounts                       2,631      2.00%          6.20%      2,651      2.00%          5.50%
   Money market deposit accounts      4,206      2.87%          9.92%      5,659      2.91%         11.74%
   Noninterest bearing accounts         512        --           1.21%        394        --           0.81%
                                    -------      ----         ------     -------      ----         ------
           Total demand deposits     11,659      2.56%         27.49%     12,877      2.60%         26.71%

Time deposits                        30,694      5.42%         72.38%     35,294      5.63%         73.22%
Accrued interest                         57        --            .13%         32                     0.07%
                                    -------                   ------     -------                   ------
   Total deposits                   $42,410      4.63%        100.00%    $48,203      4.88%        100.00%
                                    =======      ====         ======     =======      ====         ======
------------------------------------------------------------------------------------------------------------

          As of September 30, 1996, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $3.8 million. (Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements.) The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                            At
                                                    September 30, 1996
                                                    -------------------
                                                      (In Thousands)
3 Months or less                                           $1,517
Over 3 months through 6 months                                987
Over 6 months through 12 months                             1,079
Over 12 months                                                200
                                                           ------
Total                                                      $3,783
                                                           ======

          Borrowings.   The FHLB system functions in a reserve credit capacity
for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Company and the Bank had no outstanding borrowings at September 30, 1996 or 1995. However, during 1996 the Bank obtained and repaid $3.0 million in Federal Home Loan Bank advances and the Bank retains borrowing capacity through the Federal Home Loan Bank of Atlanta.

Subsidiaries

        The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1996, there were at least 6 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's primary market area. At September 30, 1996, the Bank had a deposit market share of approximately 20% in Scotland County. In Moore County where the Pinehurst branch is located, the Bank had less than 1% of the deposit market share as of that same date. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

          The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

          As of September 30, 1996, the Bank had 14 full-time employees. All full-time employees of the Bank are covered as a group for basic hospitalization, including major medical, dental, accidental death and dismemberment insurance. Optional medical and dental insurance is available for dependents which must be partially paid by the employee. In addition, the Bank maintains a defined benefit retirement plan. The Bank also maintains a 401(k) retirement plan. The Bank anticipates continuing both the defined benefit retirement plan and the 401(k) retirement plan after the Conversion. In connection with the Conversion, the Bank adopted an employee stock ownership plan which will provide benefits to the Bank's employees.

          Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Federal Income Taxation

          Savings institutions such as the Bank are subject to the taxing provisions of the Code, for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

          For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

          The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. This limitation precluded the Bank from taking a bad debt deduction in its 1996 and 1995 tax returns. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

          In order to qualify for the percentage of income method, an institution had to have at least 60% of its assets as "qualifying assets" which generally included, cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

          Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method.

          Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its stockholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. The Bank has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at September 30, 1996 includes approximately $1,422,000 for which no provision for federal income tax has been made. See Note 7 to "Notes to Financial Statements".

          Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $333,000. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture will begin no later than the first taxable year beginning after December 31, 1997.

          The Bank may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. The Bank has not been subject to the AMT in recent years.

          The Bank's federal income tax returns have not been audited in the last five years.

State and Local Taxation

          Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

          The North Carolina corporate tax rate will drop to 7.50% in 1997, 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter .

Regulation of the Company

          General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company will become subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

          Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

          Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the 1991 Banking Law, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          As a result of the Company's ownership of the Bank, the Company will be registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

          Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of 10% of its net worth during a rolling 12 month period. Also, no stock repurchases may be made for at least one year after Conversion unless approved by the Administrator, who may approve such repurchases only upon a finding that the safety and soundness of the Bank would not be adversely affected thereby.

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or
(ii) has a significant amount of outstanding debt that is held by the general public.

          Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

          Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(b) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

          The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

Regulation of the Bank

          General.   Federal and state legislation and regulation have
significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

          The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

          The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in

Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

          The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

          The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

          Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders based on underwriting standards not less stringent than those applied in comparable transactions with other persons and made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

          Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC") prior to the enactment of FIRREA, and the BIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA. The Bank is a member of the SAIF of the FDIC.

          As a SAIF-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced its uniform assessment rate with a transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each SAIF member is based on the institution's assessment risk classification, which will be determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

          As a result of subsequent changes to the assessment schedule, financial institutions such as the Bank that are members of the SAIF, are currently required to pay higher deposit insurance premiums than financial institutions which are members of the BIF (primarily commercial banks), because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. This had created a disparity between SAIF and BIF assessments. Annual assessments for BIF members in the lowest risk categories are now only $2,000. The Bank's federal deposit insurance premium expense was $116,300 and $111,600 for the years ended September 30, 1996 and 1995, respectively. The FDIC has noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

          A comprehensive continuing appropriations bill enacted on September 30, 1996 reduced this premium differential between BIF- and SAIF-insured institutions but did not eliminate it. As a result of this legislation, it is now anticipated that, beginning on January 1, 1997, BIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 1.3 cents per $100 of insured domestic deposits and SAIF-insured institutions, except those in higher risk categories, will pay deposit insurance premiums equal to approximately 6.4 cents per $100 of insured domestic deposits. This premium differential is expected to exist until at least January 1, 1999.

          The above-described comprehensive continuing appropriations bill enacted on September 30, 1996 also provides for a one-time assessment on SAIF members to recapitalize the SAIF. The assessment is equal to 65.7 cents per each $100 of insured domestic deposits. Such premium will have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the assessment. SAIF-member institutions will not be allowed to amortize the expense of the one-time assessment over a period of years. The one-time assessment, which will be based on the Bank's deposits as of March 31, 1995, is approximately $320,750 on a before tax basis and be payable prior to December, 1996. This one-time assessment to recapitalize the SAIF had an adverse effect on the operating expenses and results of operations of the Bank for the year ended September 30, 1996.

          Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination, which was performed by the FDIC under the old CRA regulations in January 1994, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

          The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

          Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

          An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1996, the Bank had a leverage ratio of 26.45%.

          The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

          At September 30, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

          The 1991 Banking Law required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

          Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

          The FDIC has adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and exchange rate
contracts.   Under the rule, savings banks are permitted to net positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial statements.

          Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

          As of September 30, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $729,951. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the 1991 Banking Law.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $595,400.

          FIRREA has had the effect of reducing the dividends that the Bank receives on its stock in the FHLB of Atlanta. During fiscal 1995 and 1996, the Bank recorded dividend income of $42,700 and $43,200, respectively, with respect to its FHLB of Atlanta stock. FIRREA requires each FHLB to contribute a certain amount of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that the Bank will receive reduced dividends on its FHLB of Atlanta stock in future periods.

          Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of September 30, 1996, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

          Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control generally is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the

Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or
(ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Company and the Bank or the Boards of Directors of the Company and the Bank support the acquisition, (ii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, and will be a source of financial strength to the Company and the Bank; and (iii) the public interests will not be adversely affected.

          Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1996, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 32%.

          Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

          Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

          Impact of the 1991 Banking Law. The 1991 Banking Law became effective on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and provided for expanded regulation of depository institutions and their affiliates, including bank holding companies.

          The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized,"

"significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater,
(ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or
(iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has
(i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          To facilitate the early identification of problems, the 1991 Banking Law required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC issued a final rule, effective July 2, 1993, implementing those provisions. The rule, among other things, requires that management of institutions with $500 million or more in assets report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

          The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Moreover, the 1991 Banking Law, as modified by the Federal Housing Enterprises Financial Security and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards (but not dollar levels of compensation) for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal stockholders. The federal banking agencies have issued final regulations, effective August 9, 1995, implementing these standards in accordance with the 1991 Banking Law. Those agencies have also issued a joint advance notice of proposed rulemaking soliciting comments on the addition of asset quality and earnings guidelines to these safety and soundness standards.

          The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete. The effect of the 1991 Banking Law on the Bank has not yet been fully ascertained.

          Interstate Branching. A bank or savings bank holding company and its subsidiaries are currently prohibited from acquiring any voting shares of, or interest in, any banks or savings banks located outside of the state in which the operations of the savings bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. However, in September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act permitted adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. In addition, states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

          Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

          The Interstate Banking Act also provides for interstate branching.
The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

          It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in North Carolina in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Bank.

          The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in Section 39 of the 1991 Banking Law which required the banking regulatory agencies to write regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else those agencies determined to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to write guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies with regard to prescribing standards for banks' asset quality, earnings and stock valuation.

          The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

          Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

          Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

          In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

          In connection with the Conversion, the Company and the Bank have agreed with the FDIC that, during the first year after the Conversion, the Bank will not pay any dividend or make any other distribution to its stockholder which represents, is characterized as or is treated for federal tax purposes as, a return of capital.

          Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

          The Administrator conducts regular annual examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth the location of the Bank's principal office in Laurinburg and its full service branch office in Pinehurst, as well as certain other information relating to these offices as of September 30, 1996. The Bank owns the Laurinburg office. The Bank is a 50% owner of the Pinehurst office. A golf course designer owns and has offices in the other half of the building. All taxes, insurance, utilities and maintenance are paid by each owner for their respective one-half of the building. The net book value of the Pinehurst property listed below is for the Bank's one-half interest.

                                    Net Book Value     Deposits
       Address                       of Property    (In Thousands)
       -------                      --------------  --------------
Laurinburg:
505 South Main Street                 $592,975          $36,376
P.O. Box 1468
Laurinburg, North Carolina 28352

Pinehurst:
77 Cherokee Road                       171,035            6,034
Pinehurst, North Carolina 28374       --------          -------

                                      $764,010          $42,410
                                      ========          =======

     The Bank's management considers the property to be in good condition. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1996 was $55,464.


ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended September 30, 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock
Information" on the inside back cover of the Company's 1996 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 10 in the Company's 1996 Annual Report, which section is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 12 through 38 in the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors" on page 6 of the Proxy Statement and "Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 5 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on page 8 and " - Management Compensation" on pages 9 through 11 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 5 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)         Exhibits

     (3)(i) Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 33-99916, dated November 30, 1995 and amended on January 31, 1996 and February 7, 1996.

     (3)(ii) Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 33-99916, dated November 30, 1995 and amended on January 31, 1996 and February 7, 1996.

     (4)      Specimen Stock Certificate incorporated herein by reference to
              Exhibit 4 to the Registration Statement on Form S-1, Registration No. 33-99916, dated November 30, 1995 and amended on January 31, 1996 and February 7, 1996.

     10(a)    Employment Agreement with William C. Fitzgerald, III

     10(b)    Special Termination Agreement with John B. Clark

     10(c) Deferred Compensation Agreements with James E. Milligan, James S. Mitchener and Sam T. Snowdon, Jr.

     (11)     Statement Regarding Computation of Per Share Earnings

     (13)     Portions of the 1996 Annual Report to Stockholders

     (23)     Consent of McGladrey & Pullen, LLP

     (27)     Financial Data Schedule

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCOTLAND BANCORP, INC.

Dated: December 20, 1996      By:   /s/ William C. Fitzgerald, III
                                    --------------------------------------
                                    William C. Fitzgerald, III
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                               Title                    Date
---------                               -----                    ----

/s/ William C. Fitzgerald, III   President, Chief Executive  December 20, 1996
------------------------------   Officer and Director
William C. Fitzgerald, III

/s/ Debora B. Steagall           Assistant Treasurer         December 20, 1996
------------------------------
Debora B. Steagall

/s/ John B. Clark                Senior Vice-President and   December 20, 1996
---------------------------      Director
John B. Clark

/s/ Clifton P. Buie              Director                    December 20, 1996
---------------------------
Clifton P. Buie

/s/ E. S. Hill, Jr.              Director                    December 20, 1996
---------------------------
E. S. Hill, Jr.

/s/ John W. Hudson               Director                    December 20, 1996
---------------------------
John W. Hudson

/s/ James W. Mason               Director                    December 20, 1996
---------------------------
James W. Mason

/s/ James E. Milligan            Director                    December 20, 1996
---------------------------
James E. Milligan

/s/ James S. Mitchener, Jr.      Director                    December 20, 1996
---------------------------
James S. Mitchener, Jr.

/s/ S. T. Snowdon, Jr.           Director                    December 20, 1996
---------------------------
S. T. Snowdon, Jr.

/s/ James T. Willis              Director                    December 20, 1996
---------------------------
James T. Willis


                               Index To Exhibits
  Exhibit No.                     Description

     10(a)      Employment Agreement with William C. Fitzgerald, III

     10(b)      Special Termination Agreement with John B. Clark

     10(c) Deferred Compensation Agreements with James E. Milligan, James S. Mitchener and Sam T. Snowdon, Jr.

     (11)       Statement Regarding Computation of Per Share Earnings

     (13)       Portions of the 1996 Annual Report to Stockholders

     (23)       Consent of McGladrey & Pullen, LLP

     (27)       Financial Data Schedule