Form 10QSB
period 1996-12-31
SCOTLAND BANCORP INC
filed 1997-02-13
CIK 1004521

                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 25049

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996
                                     ------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                        Commission File Number 1-14266
                                               -------

                            SCOTLAND BANCORP, INC.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)

            North Carolina                                     56-1955133
            --------------                                     ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                             505 South Main Street
                       Laurinburg, North Carolina 28352
                       --------------------------------
              (Address of principal executive office) (Zip code)

                                (910)-276-2703
                                --------------
                         (Issuer's telephone  number)

                                      N/A
                                      ---
           (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

As of February 1, 1997 there were issued and outstanding 1,840,000 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes    No  X
                                                   ---    ---

                     SCOTLAND BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                    Pages
                                                                  -----
   Item 1.  Financial Statements

     Consolidated statements of financial
      condition at September 30, 1996 and                             1
      December 31, 1996

    Consolidated statements of income for
     the three months ended December  31,                             2
     1995 and 1996

    Consolidated statements of cash flows
     for the three months ended December
     31, 1995 and 1996                                              3-4

    Notes to consolidated financial                                 5-6
     statements

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                               7-10

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                         11
   Item 2.  Changes in Securities                                     11
   Item 3.  Defaults upon Senior Securities                           11
   Item 4.  Submission of Matters to a Vote of Security
            Holders                                                   11
   Item 5.  Other Information                                         11
   Item 6.  Exhibits and Reports on Form 8-K                          11

   Signatures                                                         12

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1996 AND DECEMBER 31, 1996

                                                    September 30,            December 31,
ASSETS                                                   1996                    1996
------                                              -------------            ------------
                                                                              (Unaudited)
Cash and cash equivalents                           $ 5,005,923                $ 2,543,293
Federal funds sold                                      100,000                $ 1,050,000
Investment securities:
 Held to maturity, at amortized cost                  2,502,326                  2,001,164
 Available for sale, at estimated
  market value                                       13,465,261                 13,952,280
 Nonmarketable equity securities                        599,400                    599,400
Loans receivable, net                                45,078,860                 46,073,734
Mortgage-backed securities, held to
 maturity, at amortized cost                            545,290                    476,632
Accrued interest receivable                             352,284                    380,768
Property and equipment, net                             819,474                    818,295
Prepaid expenses and other assets                       152,747                    171,590
                                                    -----------                -----------
       TOTAL ASSETS                                 $68,621,565                $68,067,156
                                                    ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                             $ 42,409,568            $  41,788,559
 Advance payments by borrowers for
  taxes and insurance                                      156,525                  102,917
 Accrued expenses and other liabilities                    404,558                  419,652
 Special SAIF assessment                                   320,750                        -
 Deferred income taxes                                     402,802                  468,780
 Income taxes payable                                      136,090                  190,811
                                                      ------------            -------------
       TOTAL LIABILITIES                                43,830,293               42,970,719
                                                      ------------            -------------
Stockholders' Equity
 Preferred stock, no par value, authorized
  5,000,000 shares, none issued
 Common stock, no par value, authorized
  20,000,000 shares, 1,840,000 shares issued
 Additional paid-in capital                             17,420,468               17,422,654
 Note receivable from ESOP for purchase
  of common stock                                       (1,772,292)              (1,772,292)
 Unrealized gain on securities
  available for sale, net of tax                           411,135                  539,212
 Retained earnings, substantially
  restricted                                             8,731,961                8,906,863
                                                      ------------            -------------
       TOTAL STOCKHOLDERS' EQUITY                       24,791,272               25,096,437
                                                      ------------            -------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $  68,621,565            $ 68,067,156
                                                      ------------            -------------


See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996



                                                1995              1996
                                          -------------       ------------
Interest and dividend income:
 Loans                                    $     901,896       $    962,484
 Investment securities                          162,860            238,913
 Mortgage-backed securities                      18,405             14,454
 Short-term cash investments                     40,689             69,517
                                          -------------       ------------
       TOTAL INTEREST INCOME                  1,123,850          1,285,368
Interest expense:
 Deposits                                       593,664            489,108
 FHLB advances                                                         897
                                          -------------       ------------
       TOTAL INTEREST EXPENSE                   593,664            490,005
                                          -------------       ------------
       NET INTEREST INCOME                      530,186            795,363
Provision for loan losses                         6,000              6,000
                                          -------------       ------------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES              524,186            789,363
                                          -------------       ------------
Noninterest income:
 Service charges and fees                        14,297             13,291
 Other                                           15,290              9,036
                                          -------------       ------------
                                                 29,587             22,327
                                          -------------       ------------
Noninterest expense:
 Compensation and employee benefits             156,606            182,181
 Occupancy                                       22,331             21,607
 Insurance                                       31,315             26,778
 Data processing                                 23,848             23,239
 Furniture and fixture expense                   10,058              6,285
 Other                                           46,919             72,882
                                          -------------       ------------
                                                291,077            332,972
                                          -------------       ------------
       INCOME BEFORE INCOME TAXES               262,696            478,718
Income taxes                                     95,631            176,499
                                          -------------       ------------
       NET INCOME                         $     167,065       $    302,219
                                          -------------       ------------
Primary earnings per share                $        n/a        $       0.18
                                          -------------       ------------


See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1995
 AND 1996

                                             1995            1996
                                          ---------       ----------
Cash Flows From Operating Activities
 Net income                              $   167,065    $   302,219
 Adjustments to reconcile net income to
  net
   cash provided by operating
    activities:
   Depreciation                               13,863         10,522
   ESOP compensation expense charged to                       2,186
    paid-in capital
   Changes in assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other assets      (53,454)       (18,941)
      Accrued interest receivable             54,990        (28,484)
    Increase (decrease) in:
      Accrued expenses and other             (74,960)        15,094
       liabilities
      Special SAIF assessment                              (320,750)
      Income taxes payable                    86,479         54,721
                                           ---------      ---------

       NET CASH PROVIDED BY OPERATING        193,983         16,567
        ACTIVITIES
                                           ---------      ---------
Cash Flows From Investing Activities
 Net increase in loans receivable           (585,447)      (994,874)
 Principal payments on mortgage-backed        25,800         68,658
  securities
 Net decrease in investment securities       500,949        208,198
 Purchase of property and equipment           (7,586)        (9,343)

       NET CASH USED IN INVESTING            (66,284)      (727,361)
        ACTIVITIES
                                           ---------      ---------

Cash Flows From Financing Activities
 Net decrease in deposits                   (287,798)      (621,009)
 Cash dividends paid                               -       (127,219)
 Decrease in advance payments by
  borrowers
    for taxes and insurance                  (76,214)       (53,608)
                                           ---------      ---------
       NET CASH USED IN FINANCING           (364,012)      (801,836)
        ACTIVITIES
                                           ---------      ---------
       NET DECREASE IN CASH AND CASH        (236,313)    (1,512,630)
        EQUIVALENTS
Cash and cash equivalents, including
 federal funds sold:
 Beginning                                 3,088,695      5,105,923
                                           ---------      ---------
 Ending                                  $ 2,852,382    $ 3,593,293
                                           ---------      ---------


SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                                           1995            1996
                                        ----------      ----------
Supplemental Disclosure of Cash Flow
 Information:
 Cash payments for interest             $  593,664      $  461,424
                                        ----------      ----------
 Cash payments for income taxes         $   11,349      $  136,090
                                        ----------      ----------
Supplemental Disclosure of Noncash
 Financing Transactions
 Dividends declared, accrued and
  deducted from retained earnings       $               $  127,317
                                        ----------      ----------


See Notes to Consolidated Financial Statements

      NATURE OF BUSINESS

      Scotland Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of Scotland Savings Bank, Inc., SSB (THE "Bank" or "Scotland Savings Bank") in connection with the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, pursuant to its amended and restated Plan of Conversion. The Company was organized in 1995 to acquire all of the common stock of Scotland Savings Bank upon its conversion to stock form, which occurred on March 29, 1996. A subscription offering of the Company's shares closed on March 29, 1996, at which time the Company acquired all of the shares of the Bank and commenced operations.


      The Company has no operations and conducts no business of its own other than owning Scotland Savings Bank, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion. The principal business of the Bank is accepting deposits from the general public and using those deposits and other sources of funds to make loans secured by real estate and other forms of collateral located in the Bank's primary market area of Scotland and Moore counties in North Carolina.

      Scotland Savings Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, federal deposit insurance premiums, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.

      BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to March 29, 1996. The Company did not conduct any operations for any period prior to March 29, 1996. Therefore, the information in financial statements presented for all periods prior to March 31, 1996 include only the accounts and operations of Scotland Savings Bank. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 annual report of the Company.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EARNINGS PER SHARE

The Company's earnings per share for the three month period ended December 31, 1996 is based on 1,696,772 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position
93-6 "Employers' Accounting for Employee Stock Ownership Plans."   Earnings per
share for the three month period ended December 31, 1995 has not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during that period.

DIVIDENDS DECLARED

On December 17, 1996, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $ .075 a share for stockholders of record as of January 10, 1997 and payable on January 24, 1997. The dividends declared were accrued and reported as other liabilities in the December 31, 1996 consolidated balance sheet.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1996:

Total assets decreased by $554,000 to $68.1 million at December 31, 1996 from $68.6 million at September 30, 1996. Net loans receivable increased by $995,000 to $46.1 million at December 31, 1996 from $45.1 million at September 30, 1996, which on an annualized basis when compared with the increase in loans for the
past two years, represented a fairly typical quarter for loan growth.   Cash and
cash equivalents, including federal funds sold, decreased by $1.5 million to $3.6 million at December 31, 1996 from $5.1 million at September 30, 1996. Investment securities remained constant at 16.6 million at December 31, 1996 and September 30, 1996, although investment securities actually declined by $208,000 and were offset by unrealized gains in the fair value of the available for sale securities portfolio. Cash and cash equivalents decreased primarily to fund the increase in loans, to fund the payment of $321,000 during the quarter for the special SAIF assessment to recapitalize the insurance fund, and to fund an
outflow of $621,000 in savings deposits.   During the three months ended June
30, 1996, the Company loaned $1.8 million to the Bank's ESOP plan to purchase shares of the Company's common stock in the open market. The loan is scheduled to be repaid over a 15 year term although no principal payments have yet to occur. The Bank has accrued and expensed approximately $38,000 at December 31, 1996 towards the first payment due in March, 1997. The note to the ESOP is
reported as a reduction in stockholders' equity.   The Bank borrowed and repaid
$1,000,000 from the FHLB of Atlanta during the three months ended December 31, 1996. Retained earnings increased by $175,000 during the current quarter to $8.9 million at December 31, 1996, which is attributable to the Company's earnings of $302,000 for the three months ended December 31, 1996 less cash dividends declared of $127,000.

At December 31, 1996, the Company's capital amounted to $25.1 million, which as a percentage of total consolidated assets was 36.9%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank had one loan of $31,297 which was nonperforming at December 31, 1996. Management does not expect to incur a loss on this loan. The Bank's nonperforming loans as a percentage of total loans outstanding was .07% at both December 31, 1996 and September 30, 1996. During the three month period ended December 31, 1996, the Bank's level of nonperforming loans has remained consistently low

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

in relation to prior periods and total loans outstanding, and the Bank only incurred $492 in loan charge-offs during the period ended December 31, 1996. As a result, and based on management's analysis of the adequacy of its allowances, only $6,000 during the three month period ended December 31, 1996 was provided to the loan loss allowance. Such amounts were added as a general valuation allowance primarily due to the increase in the Bank's loan portfolio during the period.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

GENERAL.  Net income for the three months ended December 31, 1996 was $302,000
or $135,000 more than the $167,000 earned during the same quarter in 1995.   As
discussed below, the increase in net income was primarily attributable to an increase in net interest income for the three month period ended December 31, 1996 as compared to the same period in 1995 due to the investment of the Company's stock proceeds. Due to the added capital, net interest income was also positively effected during the quarter in comparison to the same quarter a year earlier due to a lower level of savings deposits required to finance the Company's operations.

INTEREST INCOME. Interest income increased by $162,000 from $1.1 million for the three months ended December 31, 1995 to $1.3 million for the three months
ended December 31, 1996.   The increase was attributable to higher level of
interest-earning assets outstanding during the first quarter of this year in comparison to the same quarter a year earlier. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $66.7 million at December 31, 1996 as compared to $55.7 million at December 31, 1995. approximately 98% of the Company's assets were interest earning at December 31, 1996, and approximately 69% of such interest earning assets were held in the form of loans receivable.

INTEREST EXPENSE.   Interest expense decreased by $104,000 from $594,000 for the three months ended December 31, 1995 to $490,000 for the three months ended December 31, 1996. In total, the average balance of interest bearing liabilities was approximately $6.0 million lower during quarter ending December 31, 1996 compared to the same period in 1995. In addition, the Association's average cost of funds, which approximated 4.65% for the quarter ended December 31, 1996, was approximately 29 basis points lower in the quarter ended December 31, 1996 than in the same quarter a year earlier.

NET INTEREST INCOME. Net interest income increased by $265,000 from $530,000 for the three months ended December 31, 1995 to $795,000 for the three months ended December 31, 1996. This increase resulted from the combination of an increase in the volume of interest-earning assets and a decrease in the volume of interest-bearing liabilities between the quarters and a lower cost of funds in the December 1996 quarter as compared to the same quarter in 1995.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. The bank added $6,000 in loan loss provisions during the quarters ended December 31, 1996 and 1995. provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The provisions which were added in the quarters ended December 31, 1996 and 1995 were provided primarily due to the increase in the volume of the Bank's loan portfolio during those quarters.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (CONTINUED)

The Bank's loan loss provisions were relatively minor during the three month periods ended December 31, 1996 and 1995 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding. At December 31, 1996, the Bank's level of general valuation allowances for loan losses amounted to $231,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased by $42,000 to $333,000 for the three month period ended December 31, 1996 from $291,000 for the comparable quarter in 1995 principally as a result of an increase in compensation expense resulting from the establishment of the Company's ESOP as discussed below.
Other categories of noninterest expense fluctuated by insignificant amounts between the periods, except for other noninterest expense which increased by $26,000 during the current quarter as compared to the same quarter a year earlier due primarily to certain expenses associated with operating as a public company.

As a part of the Conversion, the Company established an ESOP that acquired 8% of the shares offered in the Conversion in the after market with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen year period with funds provided by the Bank in the form of retirement plan contributions sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." In addition, certain other benefit plans are anticipated to be placed before the Company's stockholders for approval at a future special stockholders' meeting expected to be held during 1997.

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

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, decreased by $1.5 million during the three month period ended December 31, 1996. As reported in the consolidated statement of cash flows, such decrease ocurred in order to fund the Bank's new loan originations, to fund the payment of the special SAIF assessment, to provide for a decrease in the Bank's savings deposits, and to provide funds for dividends to the Company's stockholders.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED):

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets.
The Bank's liquidity ratio at December 31, 1996 was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

                                           SCOTLAND BANCORP, INC.

     Dated      February 1, 1997           By:  /s/ William C. Fitzgerald, III
           -------------------------            ------------------------------
                                                William C. Fitzgerald, III
                                                President and CEO


     Dated      February 1, 1997           By:   /s/ Debora B. Steagall
           --------------------------            ------------------------------
                                                 Debora B. Steagall
                                                 Assistant Treasurer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SCOTLAND BANCORP, INC.

     Dated      February 1, 1997               By:
           ------------------------------      ---
________________________________________________
------------------------------------------------
     William C. Fitzgerald, III
     President and CEO

     Dated      February 1, 1997               By:
           ------------------------------      ---
________________________________________________
------------------------------------------------
     Debora B. Steagall
     Assistant Treasurer