Form 10QSB
period 1997-03-31
SCOTLAND BANCORP INC
filed 1997-05-08
CIK 1004521

                                UNITED  STATES
                     SECURITIES AND  EXCHANGE  COMMISSION
                            Washington  D.C. 25049

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  March 31, 1997
                                    -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ----------------

                        Commission File Number 1-14266
                                               -------

                            SCOTLAND BANCORP, INC.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)

             North Carolina                             56-1955133
     -------------------------------               -------------------
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

Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

As of May 5, 1997 there were issued and outstanding 1,840,000 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                       .

                     SCOTLAND BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS


PART I - FINANCIAL INFORMATION                                         Pages
                                                                       -----

   Item 1.  Financial Statements

      Consolidated statements of financial condition
      at September 30, 1996 and March 31, 1997                           1

      Consolidated statements of income for the three
      months ended March 31, 1996 and 1997                               2

      Consolidated statements of income for the six
      months ended March 31, 1996 and 1997                               3

      Consolidated statements of cash flows for the six
      months ended March 31, 1996 and 1997                              4-5

      Notes to consolidated financial statements                        6-7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-11

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                            12

   Item 2.  Changes in Securities                                        12

   Item 3.  Defaults upon Senior Securities                              12

   Item 4.  Submission of Matters to a Vote of Security Holders          12

   Item 5.  Other Information                                            12

   Item 6.  Exhibits and Reports on Form 8-K                             12


   Signatures                                                            13

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1996 AND MARCH 31, 1997


                                                     September 30,             March 31,
ASSETS                                                    1996                   1997
------------------------------------                 ------------            -----------
                                                                             (Unaudited)
Cash and cash equivalents                             $ 5,005,923            $ 2,774,811

Federal funds sold                                        100,000              1,050,000
Investment securities:
 Held to maturity, at amortized cost                    2,502,326              1,500,268
 Available for sale, at estimated
  market value                                         13,465,261             13,877,783
 Nonmarketable equity securities                          599,400                599,400
Loans receivable, net                                  45,078,860             47,321,752
Mortgage-backed securities, held to
 maturity, at amortized cost                              545,290                449,905
Accrued interest receivable                               352,284                337,890
Property and equipment, net                               819,474                813,222
Prepaid expenses and other assets                         152,747                198,979
                                                      -----------            -----------
       TOTAL ASSETS                                   $68,621,565            $68,924,010
                                                      ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                             $42,409,568            $42,497,351
 Advance payments by borrowers for
  taxes and insurance                                     156,525                160,038
 Accrued expenses and other liabilities                   404,558                342,895
 Special SAIF assessment                                  320,750                     -
 Deferred income taxes                                    402,802                565,820
 Income taxes payable                                     136,090                 73,048
                                                      -----------            -----------
       TOTAL LIABILITIES                               43,830,293             43,639,152
                                                      ===========            ===========
Stockholders' Equity
 Preferred stock, no par value, authorized
  5,000,000 shares, none issued                                -                      -
 Common stock, no par value, authorized
  20,000,000 shares, 1,840,000 shares issued                   -                      -
 Additional paid-in capital                            17,420,468             17,426,625
 Note receivable from ESOP for purchase
  of common stock                                      (1,772,292)            (1,708,545)
 Unrealized gain on securities available for
  sale, net of tax                                        411,135                490,982
 Retained earnings, substantially restricted            8,731,961              9,075,796
                                                      -----------            -----------
       TOTAL STOCKHOLDERS' EQUITY                      24,791,272             25,284,858
                                                      -----------            -----------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $68,621,565            $68,924,010
                                                      ===========            ===========

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                          1996             1997
                                     ----------        ----------
Interest and dividend income:
 Loans                               $  898,505        $  969,294
 Investment securities                  174,694           238,938
 Mortgage-backed securities              17,268            12,758
 Short-term cash investments             75,830            42,888
                                     ----------        ----------
       TOTAL INTEREST INCOME          1,166,297         1,263,878
                                     ----------        ----------
Interest expense:
 Deposits                               606,633           475,146
 FHLB advances                               -                 -
                                     ----------        ----------
       TOTAL INTEREST EXPENSE           606,633           475,146
                                     ----------        ----------
       NET INTEREST INCOME              559,664           788,732
Provision for loan losses                 6,000             6,000
                                     ----------        ----------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES      553,664           782,732
                                     ----------        ----------
Noninterest income:
 Service charges and fees                14,572            12,647
 Other                                      787             3,395
                                     ----------        ----------
                                         15,359            16,042
                                     ----------        ----------
Noninterest expense:
 Compensation and employee benefits     150,691           176,462
 Occupancy                               22,960            22,068
 Insurance                               30,448            (8,798)
 Data processing                         26,812            24,577
 Furniture and fixture expense           10,885             7,086
 Other                                   58,966           105,824
                                     ----------        ----------
                                        300,762           327,219
                                     ----------        ----------
       INCOME BEFORE INCOME TAXES       268,261           471,555
Income taxes                             97,634           175,323
                                     ----------        ----------
       NET INCOME                    $  170,627        $  296,232
                                     ==========        ==========

Primary earnings per share           $    n/a                0.17
                                     ==========        ==========

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                         1996              1997
                                      ----------        ----------
Interest and dividend income:
 Loans                                $1,800,401        $1,931,778
 Investment securities                   337,554           477,851
 Mortgage-backed securities               35,673            27,212
 Short-term cash investments             116,519           112,405
                                      ----------        ----------
       TOTAL INTEREST INCOME           2,290,147         2,549,246
                                      ----------        ----------
Interest expense:
 Deposits                              1,200,297           964,254
 FHLB advances                                -                897
                                      ----------        ----------
       TOTAL INTEREST EXPENSE          1,200,297           965,151
                                      ----------        ----------
       NET INTEREST INCOME             1,089,850         1,584,095
Provision for loan losses                 12,000            12,000
                                      ----------        ----------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES     1,077,850         1,572,095
                                      ----------        ----------
Noninterest income:
 Service charges and fees                 28,869            25,938
 Other                                    16,077            12,431
                                      ----------        ----------
                                          44,946            38,369
                                      ----------        ----------
Noninterest expense:
 Compensation and employee benefits      307,297           358,643
 Occupancy                                45,291            43,675
 Insurance                                61,763            17,980
 Data processing                          50,660            47,816
 Furniture and fixture expense            20,943            13,371
 Other                                   105,885           178,706
                                      ----------        ----------
                                         591,839           660,191
                                      ----------        ----------
       INCOME BEFORE INCOME TAXES        530,957           950,273
Income taxes                             193,265           351,822
                                      ----------        ----------
       NET INCOME                     $  337,692        $  598,451
                                      ==========        ==========

Primary earnings per share            $   n/a           $     0.35
                                      ==========        ==========

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1996 AND 1997


                                                     1996                1997
                                                -----------         -----------
 Net income                                     $   337,692         $   598,451
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                      27,754              21,253
   Deferred income taxes                                 -              121,885
   ESOP compensation expense charged to
    paid-in capital                                      -                6,157
   Changes in assets and liabilities:
     (Increase) decrease in:
       Prepaid expenses and other assets            (34,679)            (46,312)
       Accrued interest receivable                  (16,790)             14,394
     Increase (decrease) in:
       Accrued expenses and other liabilities       (89,507)            (61,663)
       Special SAIF assessment                           -             (320,750)
       Income taxes payable                          44,112             (63,042)
                                                -----------         -----------
         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                268,582             270,373
                                                -----------         -----------
Cash Flows From Investing Activities
 Net increase in loans receivable                (1,005,414)         (2,242,892)
 Principal payments on mortgage-backed
  securities                                         31,188              95,385
 Net (increase) decrease in investment
  securities                                     (3,985,940)            710,516
 Purchase of property and equipment                  (5,195)            (15,001)
                                                -----------         -----------
       NET CASH USED IN INVESTING
        ACTIVITIES                               (4,965,361)         (1,451,992)
                                                -----------         -----------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits             (5,127,163)             87,783
 Cash dividends paid                                                   (254,536)
 Repayment of ESOP debt                                  -               63,747
 Net proceeds received from issuance of
  common stock                                   17,469,829                  -
 Increase (decrease) in advance payments
  by borrowers for taxes and insurance              (57,081)              3,513
                                                -----------         -----------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                     12,285,585             (99,493)
                                                -----------         -----------
       NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                      7,588,806          (1,281,112)
Cash and cash equivalents, including
 federal funds sold:
 Beginning                                        3,088,695           5,105,923
                                                -----------         -----------
 Ending                                         $10,677,501          $3,824,811
                                                ===========         ===========

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                   1996             1997
                                                ----------        --------
Supplemental Disclosure of Cash Flow
 Information:
 Cash payments for interest                     $1,199,859        $917,397
                                                ==========        ========
 Cash payments for income taxes                 $  149,153        $307,290
                                                ==========        ========
Supplemental Disclosure of Noncash
 Financing Transactions
 Dividends declared, accrued and
  deducted from retained earnings               $       -         $127,299
                                                ==========        ========

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________________________

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to March 29, 1996. The Company did not conduct any operations for any period prior to March 29, 1996. Therefore, the information in financial statements presented for all periods prior to March 31,
1996 include only the accounts and operations of Scotland Savings Bank.   The
results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 annual report of the Company.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_______________________________________________________________________________

NOTE 3.  EARNINGS PER SHARE

The Company's earnings per share for the three and six month periods ended March 31, 1997 is based on 1,698,096 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position
93-6 "Employers' Accounting for Employee Stock Ownership Plans."   Earnings per
share for the three and six month periods ended March 31, 1996 has not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering until March 29, 1996.

NOTE 4.  DIVIDENDS DECLARED

On March 18, 1997, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $ .075 a share for stockholders of record as of April 10, 1997 and payable on April 25, 1997. The dividends declared were accrued and reported as other liabilities in the March 31, 1997 consolidated balance sheet

NOTE 5.  SUBSEQUENT EVENT

At a special meeting of stockholders held on April 17, 1997, the stockholders voted to approve the Company's proposed stock option plan and the Bank's management recognition plan. The stock option plan authorizes the issuance of up to 184,000 stock options to officers, directors and key employees either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair market value of the Company's common stock at date of grant. The management recognition plan authorizes an additional 73,600 shares of common stock to officers, directors and key employees. The Bank plans to acquire common stock from newly issued shares to fund the management recognition plan. The stock options and the restricted common stock under the management recognition plan vest at the rate of 20% annually beginning at the date of grant.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________________________

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND SEPTEMBER 30, 1996:

Total assets increased by $302,000 to $68.9 million at March 31, 1997 from $68.6 million at September 30, 1996. Net loans receivable increased by $2.2 million to $47.3 million at March 31, 1997 from $45.1 million at September 30, 1996, which on an annualized basis when compared with the increase in loans for the
past two years, represented a fairly typical pace for loan growth.   Cash and
cash equivalents, including federal funds sold, decreased by $1.3 million to $3.8 million at March 31, 1997 from $5.1 million at September 30, 1996. Investment securities decreased by $711,000 and were offset by unrealized gains in the fair value of the available for sale securities portfolio of $121,000, for a net decrease of $590,000, and amounted to $16.0 million at March 31, 1997. Cash and cash equivalents and investments decreased primarily to fund the increase in loans, and to fund the payment of $321,000 during the quarter ended December 31, 1996 for the special SAIF assessment to recapitalize the insurance
fund.   During the three months ended June 30, 1996, the Company loaned $1.8 million to the Bank's ESOP plan to purchase shares of the Company's common stock in the open market. The loan, scheduled to be repaid over a 15 year term, was reduced by a principal installment of $64,000 during the quarter ended March 31,
1997.   The note to the ESOP is reported as a reduction in stockholders' equity.
The Bank borrowed and repaid $1,000,000 from the FHLB of Atlanta during the six month period ended March 31, 1997. Retained earnings increased by $344,000 during the six month period ended March 31, 1997 to $9.1 million at March 31, 1997, which is attributable to the Company's earnings of $598,000 for the six months ended March 31, 1997 less cash dividends declared or paid of $254,000.

At March 31, 1997, the Company's capital amounted to $25.3 million, which as a percentage of total consolidated assets was 36.7%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank had no loans which were considered nonperforming at March 31, 1997. The Bank's nonperforming loans as a percentage of total loans outstanding was .07% at September 30, 1996. During the six month period ended March 31, 1997, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank only incurred $492 in loan charge-offs during the six month period ended March 31, 1997. As a result, and based on management's analysis of the adequacy of its allowances, only $12,000 during the six month period ended March 31, 1997 was provided to the loan loss allowance. Such amounts were added as a general valuation allowance primarily due to the increase in the Bank's loan portfolio during the period.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996:

GENERAL.  Net income for the three months ended March 31, 1997 was $296,000 or
$125,000 more than the $171,000 earned during the same quarter in 1996.   Net
income for the six months ended March 31, 1997 was $598,000 or $260,000 more than the $338,000 earned during the same period in 1996. As discussed below, the increase in net income was primarily attributable to an increase in net interest income for the three and six month periods ended March 31, 1997 as compared to the same periods in

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

1996 due to the investment of the Company's stock proceeds. Due to the added capital, net interest income was also positively effected during the three and six month periods ended March 31, 1997 compared to the same periods for 1996 due to a lower level of savings deposits required to finance the Company's operations.

INTEREST INCOME. Interest income increased by $98,000 from $1.2 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. Interest income increased by $259,000 from $2.3 million for the six months ended March 31, 1996 to $2.5 million for the six months ended March 31, 1997. The increase in interest income for the three and six month periods ended March 31, 1997 as compared to the comparable quarters for the previous year is attributable to a higher level of interest-earning assets outstanding during the periods. At March 31, 1997, interest-earning assets amounted to $67.9 million of which 70.0% were loans receivable. While at March 31, 1996, interest-earning assets amounted to $69.1 million, this was the result of the infusion of cash from the stock offering which closed two days before the end of the quarter. In comparison, at December 31, 1995, interest-earning assets amounted to $55.7 million.

INTEREST EXPENSE. Interest expense decreased by $131,000 from $607,000 for the three months ended March 31, 1996 to $475,000 for the three months ended March 31, 1997. Interest expense decreased by $235,000 from $1.2 million for the six months ended March 31, 1996 to $965,000 for the six months ended March 31, 1997. In total, the average balance of interest bearing liabilities was approximately $3.2 million lower during the six months ending March 31, 1997 compared to the same period in 1996. In addition, the Association's average cost of funds, which approximated 4.54% for the six month period ended March 31, 1997, was approximately 40 basis points lower than the cost for the quarter ended December 31, 1995, the midpoint of the same six month period a year earlier.

NET INTEREST INCOME. Net interest income increased by $229,000 from $560,000 for the three months ended March 31, 1996 to $789,000 for the three months ended March 31, 1997. Net interest income increased by $494,000 from $1.1 million for the six months ended March 31, 1996 to $1.6 million for the six months ended March 31, 1997. These increases resulted from the combination of an increase in the volume of interest-earning assets and a decrease in the volume of interest-bearing liabilities between the periods and a lower cost of funds in the three and six month periods ended March 31, 1997 as compared to the same periods in 1996.

PROVISION FOR LOAN LOSSES. The Bank provided a $6,000 provision for loan losses during each of its first two quarters of fiscal years 1997 and 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The provisions which were added in the three and six month periods ended March 31, 1997 and 1996 were provided primarily due to the increases in the volume of the bank's loan portfolio during these periods.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________


The Bank's loan loss provisions have been relatively minor during the three and six month periods ended March 31, 1997 and 1996 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding. At March 31, 1997, the Bank's level of general valuation allowances for loan losses amounted to $237,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased by $26,000 to $327,000 for the three month period ended March 31, 1997 from $301,000 for the comparable quarter in 1996, and by $68,000 to $660,000 for the six month period ended March 31, 1997 from $592,000 for the comparable period in 1996, principally as a result of an increase in compensation expense resulting from the establishment of the Company's ESOP as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods except for insurance expense, which decreased as a result of reduced premium rates subsequent to the recapitalization of the SAIF, and other noninterest expense which increased due primarily to certain expenses associated with operating as a public company.

As a part of the Conversion, the Company has established an ESOP that acquired 8% of the shares offered in the Conversion in the after market with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP will be reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and will increase compensation and related employee benefit expense in future years. In addition, a management recognition plan has been approved by
the Company's stockholders at a special meeting held on April 17, 1997.   The
management recognition plan shares will be expensed over the vesting period based upon the fair value of the common stock at date of grant.

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

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, decreased by $1.3 million during the six month period ended March 31, 1997. As reported in the consolidated statement of cash flows, such decrease occurred in order to fund the Bank's new loan originations, to fund the payment of the special SAIF assessment, and to provide funds for dividends to the Company's stockholders.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1997 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

     SCOTLAND BANCORP, INC.

     Dated      May 5, 1997               By:  /s/ William C. Fitzgerald, III
           -------------------------           ---------------------------------
                                               William C. Fitzgerald, III
                                               President and CEO

     Dated      May 5, 1997               By:  /s/ Debora B. Steagall
           -------------------------           ---------------------------------
                                               Debora B. Steagall
                                               Assistant Treasurer