Form 10QSB
period 1997-06-30
SCOTLAND BANCORP INC
filed 1997-08-12
CIK 1004521

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 25049

                                  FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended    June 30, 1997
                                    --------------------


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934



      For the transition period from                to
                                     --------------    --------------


                        Commission File Number 1-14266
                                               -------


                            Scotland Bancorp, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             North Carolina                          56-1955133
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)



           505 South Main Street
         Laurinburg, North Carolina                     28352
     ---------------------------------------          ----------
     (Address of principal executive office)          (Zip code)



                                (910)-276-2703
                         ----------------------------
                         (Issuer's telephone  number)



                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
Yes  X   No
    ----    ----

As of August 5, 1997 there were issued and outstanding 1,913,600 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   ----    ----

                     SCOTLAND BANCORP, INC. AND SUBSIDIARY


                                   CONTENTS



PART I - FINANCIAL INFORMATION                                            PAGES
                                                                          -----

   Item 1.  Financial Statements

     Consolidated statements of financial condition at September 30,
     1996 and June 30, 1997 (unaudited)                                       1

     Consolidated statements of income for the three months ended
     June 30, 1996 and 1997 (unaudited)                                       2

     Consolidated statements of income for the nine months ended June
     30, 1996 and 1997 (unaudited)                                            3

     Consolidated statements of cash flows for the nine months ended
     June 30, 1996 and 1997 (unaudited)                                     4-5

     Notes to consolidated financial statements (unaudited)                 6-7



   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8-11

PART II - OTHER INFORMATION


   Item 1.  Legal Proceedings                                                12

   Item 2.  Changes in Securities                                            12

   Item 3.  Defaults upon Senior Securities                                  12

   Item 4.  Submission of Matters to a Vote of Security Holders              12

   Item 5.  Other Information                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                 12


   Signatures                                                                13

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1996 AND JUNE 30, 1997


--------------------------------------------------------------------------------

                                                                                        September 30,           June 30,
                                                                                           1996                   1997
                                                                                        -------------         -------------
                                                                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                                               $   5,005,923         $   3,100,180
Federal funds sold                                                                            100,000               900,000
Investment securities:
  Held to maturity, at amortized cost                                                       2,502,326               500,000
  Available for sale, at estimated market value                                            13,465,261            14,437,950
  Nonmarketable equity securities                                                             599,400               599,400
Loans receivable, net                                                                      45,078,860            47,922,908
Mortgage-backed securities, held to maturity, at amortized cost                               545,290               441,953
Accrued interest receivable                                                                   352,284               337,407
Property and equipment, net                                                                   819,474               802,110
Prepaid expenses and other assets                                                             152,747               437,455
                                                                                        -------------         -------------
           TOTAL ASSETS                                                                 $  68,621,565         $  69,479,363
                                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                              $  42,409,568         $  42,451,095
  Advance payments by borrowers for taxes and insurance                                       156,525               222,025
  Accrued expenses and other liabilities                                                      404,558               404,328
  Special SAIF assessment                                                                     320,750                     -
  Deferred income taxes                                                                       402,802               588,605
  Income taxes payable                                                                        136,090                83,317
                                                                                        -------------         -------------
           TOTAL LIABILITIES                                                               43,830,293            43,749,370
                                                                                        -------------         -------------

Stockholders' Equity
  Preferred stock, no par value, authorized  5,000,000 shares,
    none issued                                                                                     -                     -
  Common stock, no par value, authorized 20,000,000 shares,
    1996 1,840,000 shares issued; 1997  1,913,600 shares issued                                     -                     -
  Additional paid-in capital                                                               17,420,468            18,581,799
  Note receivable from ESOP for purchase of common stock                                   (1,772,292)           (1,708,545)
  Unrealized gain on securities available for sale, net of tax                                411,135               535,211
  Deferred stock awards                                                                             -              (881,667)
  Retained earnings, substantially restricted                                               8,731,961             9,203,195
                                                                                        -------------         -------------
           TOTAL STOCKHOLDERS' EQUITY                                                      24,791,272            25,729,993
                                                                                        -------------         -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  68,621,565         $  69,479,363
                                                                                        =============         =============

See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1996 AND 1997


--------------------------------------------------------------------------------

                                                                                             1996                 1997
                                                                                        -------------         -------------
Interest and dividend income:
  Loans                                                                                 $     897,633         $   1,000,223
  Investment securities                                                                       244,498               227,996
  Mortgage-backed securities                                                                   17,247                12,634
  Short-term cash investments                                                                 139,980                55,935
                                                                                        -------------         -------------
          TOTAL INTEREST INCOME                                                             1,299,358             1,296,788

Interest expense:
  Deposits                                                                                    494,083               501,376
  FHLB advances                                                                                 4,520                     -
                                                                                        -------------         -------------
          TOTAL INTEREST EXPENSE                                                              498,603               501,376
                                                                                        -------------         -------------
          NET INTEREST INCOME                                                                 800,755               795,412
Provision for loan losses                                                                       6,528                 6,000
                                                                                        -------------         -------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 794,227               789,412
                                                                                        -------------         -------------

Noninterest income:
  Service charges and fees                                                                     13,659                14,291
  Other                                                                                         5,002               239,932
                                                                                        -------------         -------------
                                                                                               18,661               254,223
                                                                                        -------------         -------------

Noninterest expense:
  Compensation and employee benefits                                                          181,523               466,155
  Occupancy                                                                                    22,955                20,475
  Insurance                                                                                    30,089                 3,544
  Data processing                                                                              23,910                23,261
  Furniture and fixture expense                                                                 9,819                 5,994
  Other                                                                                        60,682               105,557
                                                                                        -------------         -------------
                                                                                              328,978               624,986
                                                                                        -------------         -------------
          INCOME BEFORE INCOME TAXES                                                          483,910               418,649
Income taxes                                                                                  179,355               158,269
                                                                                        -------------         -------------
          NET INCOME                                                                    $     304,555         $     260,380
                                                                                        =============         =============

Earnings per share                                                                      $       0.18          $        0.15
                                                                                        ============          =============
Weighted average shares outstanding                                                        1,695,260              1,699,502
                                                                                        ============          =============
Dividends paid per share                                                                $      0.075          $       0.075
                                                                                        ============          =============



See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1997


--------------------------------------------------------------------------------

                                                                                             1996                 1997
                                                                                        -------------         -------------
Interest and dividend income:
  Loans                                                                                 $   2,698,034         $   2,932,001
  Investment securities                                                                       582,052               705,847
  Mortgage-backed securities                                                                   52,920                39,846
  Short-term cash investments                                                                 256,499               168,340
                                                                                        -------------         -------------
           TOTAL INTEREST INCOME                                                            3,589,505             3,846,034
                                                                                        -------------         -------------
Interest expense:
  Deposits                                                                                  1,694,380             1,465,630
  FHLB advances                                                                                 4,520                   897
                                                                                        -------------         -------------
                                                                                            1,698,900             1,466,527
                                                                                        -------------         -------------
           NET INTEREST INCOME                                                              1,890,605             2,379,507
Provision for loan losses                                                                      18,528                18,000
                                                                                        -------------         -------------
           NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              1,872,077             2,361,507
                                                                                        -------------         -------------
Noninterest income:
  Service charges and fees                                                                     42,528                40,229
  Other                                                                                        21,079               252,363
                                                                                        -------------         -------------
                                                                                               63,607               292,592
                                                                                        -------------         -------------

Noninterest expense:
  Compensation and employee benefits                                                          488,820               824,798
  Occupancy                                                                                    68,246                64,150
  Insurance                                                                                    91,852                21,524
  Data processing                                                                              74,570                71,077
  Furniture and fixture expense                                                                30,762                19,365
  Other                                                                                       166,567               284,263
                                                                                        -------------         -------------
                                                                                              920,817             1,285,177
                                                                                        -------------         -------------
           INCOME BEFORE INCOME TAXES                                                       1,014,867             1,368,922
Income taxes                                                                                  372,620               510,091
                                                                                        -------------         -------------
            NET INCOME                                                                  $     642,247         $     858,831
                                                                                        =============         =============

Earnings per share                                                                      $        0.18         $        0.50
                                                                                        =============         =============
Weighted average shares outstanding                                                         1,695,260             1,698,118
                                                                                        =============         =============
Dividends paid per share                                                                $       0.075         $       0.225
                                                                                        =============         =============



See Notes to Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1997


--------------------------------------------------------------------------------

                                                                                            1996                  1997
                                                                                        -------------         -------------
Net income                                                                              $     642,247         $     858,831
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                                                 38,341                32,366
  Amortization of deferred stock awards                                                             -               268,333
  Deferred income taxes                                                                             -               121,885
  ESOP compensation expense charged to paid-in capital                                          1,132                11,331
  Changes in assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other assets                                                       (25,156)             (284,708)
      Accrued interest receivable                                                            (134,150)               14,877
    Increase (decrease) in:
      Accrued expenses and other liabilities                                                   (9,055)               (5,992)
      Special SAIF assessment                                                                       -              (320,750)
      Income taxes payable                                                                     79,767               (52,773)
                                                                                        -------------         -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                             593,126               643,400
                                                                                        -------------         -------------
Cash Flows From Investing Activities
  Net increase in loans receivable                                                         (2,348,158)           (2,844,048)
  Principal payments on mortgage-backed securities                                             80,177               103,337
  Net (increase) decrease in investment securities                                         (6,199,673)            1,217,631
  Purchase of property and equipment                                                          (21,516)              (15,002)
                                                                                        -------------         -------------
        NET CASH USED IN INVESTING ACTIVITIES                                              (8,489,170)           (1,538,082)
                                                                                        -------------         -------------
Cash Flows From Financing Activities
  Net increase (decrease) in deposits                                                      (6,531,014)               41,527
  Advances from FHLB                                                                        3,000,000                     -
  Cash dividends paid                                                                               -              (381,835)
  Loan to ESOP for purchase of common stock                                                (1,772,292)                    -
  Repayment of ESOP debt                                                                            -                63,747
  Net proceeds received from issuance of common stock                                      17,422,285                     -
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                                                    (2,166)               65,500
                                                                                        -------------         -------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                12,116,813              (211,061)
                                                                                        -------------         -------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,220,769            (1,105,743)

Cash and cash equivalents, including federal funds sold:
  Beginning                                                                                 3,088,695             5,105,923
                                                                                        -------------         -------------
  Ending                                                                                $   7,309,464         $   4,000,180
                                                                                        =============         =============

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1997


--------------------------------------------------------------------------------

                                                                                             1996                 1997
                                                                                        -------------         -------------
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest                                                            $   1,696,634         $   1,446,567
                                                                                        =============         =============
  Cash payments for income taxes                                                        $     275,153         $     455,290
                                                                                        =============         =============
Supplemental Disclosure of Noncash Financing Transactions
  Dividends declared, accrued and deducted from retained earnings                       $     127,144         $     132,981
                                                                                        =============         =============
  Issuance of common stock for the Management Recognition Plan                          $           -         $   1,150,000
                                                                                        =============         =============


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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at any date prior to March 29, 1996. The Company did not conduct any operations for any period prior to March 29, 1996. Therefore, the information in financial statements presented for all periods prior to March 29, 1996 include only the accounts and operations of Scotland Savings Bank. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the September 30, 1996 annual report of the Company.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3.  DIVIDENDS DECLARED

On June 27, 1997, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $ .075 a share for stockholders of record as of July 11, 1997 and payable on July 25, 1997. The dividends declared were accrued and reported as other liabilities in the June 30, 1997 consolidated statement of financial condition.

NOTE 4.  EARNINGS PER SHARE

The Company's earnings per share is based on 1,699,502 and 1,698,118 shares assumed to be outstanding for the three and nine month periods ended June 30, 1997, respectively . Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the nine month period ended June 30, 1996 is based on net income earned form the date of Conversion, March 29, 1996, divided by the weighted average number of shares outstanding from the date of Conversion to the end of the nine month period ending June 30, 1996. For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding.

NOTE 5. ADOPTION OF STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN

At a special meeting of stockholders held on April 17, 1997, the stockholders voted to approve the Company's stock option plan and the Bank's Management Recognition Plan (the "MRP"). The stock option plan reserves for issuance of up to 184,000 stock options to all officers, directors and employees at the time of the adoption either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair market value of the Company's common stock at date of grant. The options, which vest at the rate of 25% annually beginning at the date of grant, were all granted upon the adoption of the plan. The MRP reserved for issuance 73,600 shares of common stock to all officers, directors and employees at the time of the adoption. The Bank issued shares to fund the MRP in May, 1997. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND SEPTEMBER 30, 1996:

Total assets increased by $858,000 to $69.5 million at June 30, 1997 from $68.6 million at September 30, 1996. Net loans receivable increased by $2.8 million to $47.9 million at June 30, 1997 from $45.1 million at September 30, 1996, which on an annualized basis when compared with the increase in loans for the past two years, represented a fairly typical pace for loan growth. Cash and cash equivalents, including federal funds sold, decreased by $2.0 million to $3.1 million at June 30, 1997 from $5.1 million at September 30, 1996. Investment securities decreased by $1.2 million and were offset by unrealized gains in the fair value of the available for sale securities portfolio of $188,000, for a net decrease of $1.0 million, and amounted to $14.9 million at June 30, 1997. Cash and cash equivalents and investments decreased primarily to fund the increase in loans, to fund the payment of $321,000 during the nine month period ended June 30, 1997 for the special SAIF assessment to recapitalize the insurance fund, and to realize a gain in order to offset an increase in compensation as a result of the first 20% vesting of the recently adopted Management Recognition Plan. During the three months ended June 30, 1996, the Company loaned $1.8 million to the Bank's ESOP plan to purchase shares of the Company's common stock in the open market. The loan, scheduled to be repaid over a 15 year term, was reduced by a principal installment of $64,000 during the nine month period. The note to the ESOP is reported as a reduction in stockholders' equity. The Bank borrowed and repaid $1,000,000 from the FHLB of Atlanta during the nine month period ended June 30, 1997. Retained earnings increased by $471,000 during the nine month period ended June 30, 1997 to $9.2 million at June 30, 1997, which is attributable to the Company's earnings of $859,000 for the nine months ended June 30, 1997 less cash dividends declared or paid of $388,000.

At June 30, 1997, the Company's capital amounted to $25.7 million, which as a percentage of total consolidated assets, was 37.03%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank's nonperforming loans as a percentage of total loans outstanding were .06% and .07% at September 30, 1997 and 1996, respectively. During the nine month period ended June 30, 1997, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank only incurred $492 in loan charge-offs during the nine month period ended June 30, 1997. As a result, and based on management's analysis of the adequacy of its allowances, only $18,000 during the nine month period ended June 30, 1997 was provided to the loan loss allowance. Such amounts were added as a general valuation allowance primarily due to the increase in the Bank's loan portfolio during the period.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


--------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS
ENDED JUNE 30, 1997 AND 1996:

GENERAL. Net income for the three months ended June 30, 1997 was $260,000 or $44,000 less than the $304,000 earned during the same quarter in 1996. Net income for the nine months ended June 30, 1997 was $859,000 or $217,000 more than the $642,000 earned during the same period in 1996. The decrease in net income for the three month period ended June 30, 1997 can be primarily attributable to an increase in compensation expense during that same period as a result of the first vesting period of the Management Recognition Plan adopted by the shareholders during the quarter. The provisions of the plan call for vesting over a 5 year period with an immediate vesting of the first 20%. This expense, amounting to approximately $230,000 for the initial vesting and approximately $38,000 for monthly accruals, was all recognized in the third fiscal quarter and was partially offset by a gain on the sale of FHLMC securities of $237,000. As discussed below, the increase in net income for the nine month period ended June 30, 1997 was primarily attributable to an increase in net interest income for the period as compared to the same period in 1996 due to the investment of the Company's stock proceeds. Due to the added capital, net interest income was also positively effected during the nine month period ended June 30, 1997 compared to the same period for 1996 due to a lower level of savings deposits required to finance the Company's operations. In addition, noninterest income increased as a result of capital gains on the sale of investment securities as described below.

INTEREST INCOME. Interest income was approximately $1.3 million for the three months ended June 30, 1997 and 1996. Interest income increased by $257,000 from $3.6 million for the nine months ended June 30, 1996 to $3.8 million for the nine months ended June 30, 1997. The increase in interest income for the nine month period ended June 30, 1997 as compared to the comparable period for the previous year is attributable to a higher level of interest-earning assets outstanding during the period. At June 30, 1997, average interest-earning assets amounted to $67.6 million of which 68.8% were loans receivable. In comparison, at June 30, 1996, average interest-earning assets amounted to $62.8 million.

INTEREST EXPENSE. Interest expense increased by $3,000 from $498,000 for the three months ended June 30, 1996 to $501,000 for the three months ended June 30, 1997. Interest expense decreased by $232,000 from $1.7 million for the nine months ended June 30, 1996 to $1.5 million for the nine months ended June 30, 1997. In total, the average balance of interest bearing liabilities was approximately $2.5 million lower during the nine months ending June 30, 1997 compared to the same period in 1996. In addition, the Bank's average cost of funds, which approximated 4.61% for the nine month period ended June 30, 1997, was approximately 43 basis points lower than the cost of funds for the same period in 1996.

NET INTEREST INCOME. Net interest income decreased by $5,000 from $801,000 for the three months ended June 30, 1996 to $796,000 for the three months ended June 30, 1997. Net interest income increased by $489,000 from $1.9 million for the nine months ended June 30, 1996 to $2.4 million for the nine months ended June 30, 1997. These increases resulted from the combination of an increase in the volume of interest-earning assets as a result of the proceeds received in the stock offering on March 29, 1996 and a decrease in the volume of interest-bearing liabilities between the periods and a lower cost of funds in the three and nine month periods ended June 30, 1997 as compared to the same periods in 1996.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES. The Bank provided approximately $6,000 in provisions for loan losses during each of its first three quarters of fiscal years 1997 and 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The provisions which were added in the three and nine month periods ended June 30, 1997 and 1996 were provided primarily due to the increases in the volume of the Bank's loan portfolio during these periods.

The Bank's loan loss provisions have been relatively minor during the three and nine month periods ended June 30, 1997 and 1996 because the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding. At June 30, 1997, the Bank's level of general valuation allowances for loan losses amounted to $243,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST INCOME. Noninterest income increased by $235,000 to $254,000 for the three month period ended June 30, 1997 from $19,000 for the comparable quarter in 1996, and by $229,000 to $293,000 for the nine month period ended June 30, 1997 from $64,000 for the comparable period in 1996. This was due almost entirely to the sale of FHLMC securities in the third quarter which resulted in a gain of $237,000.

NONINTEREST EXPENSE. Noninterest expense increased by $296,000 to $625,000 for the three month period ended June 30, 1997 from $329,000 for the comparable quarter in 1996, and by $364,000 to $1.3 million for the nine month period ended June 30, 1997 from $921,000 for the comparable period in 1996. The increases are principally as a result of an increase in compensation expense resulting from the adoption by the shareholders of a Management Recognition Plan as discussed below and the establishment of the Company's ESOP as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods except for insurance expense, which decreased as a result of reduced premium rates subsequent to the recapitalization of the SAIF, and other noninterest expense which increased due primarily to certain expenses associated with operating as a public company.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

As a part of the Conversion, the Company has established an ESOP that acquired 8% of the shares offered in the Conversion in the after market with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a fifteen year period with funds provided by the Bank sufficient to amortize the debt. The expense associated with the ESOP will be reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and will increase compensation and related employee benefit expense in future years. In addition, a management recognition plan was approved by the Company's stockholders at a special meeting held on April 17, 1997. All directors are eligible to participate in the plan as well as any officers or employees designated by the Board. All officers and employees at the time of the adoption became eligible. The management recognition plan shares will be expensed over a four year vesting period based upon the fair value of the common stock at date of grant. The first 20% vesting was immediate upon the adoption of the plan. This vesting resulted in additional compensation expense of $230,000. The remaining unvested amounts will amortize evenly over the remaining vesting period.

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

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, decreased by $1.1 million during the nine month period ended June 30, 1997. As reported in the consolidated statement of cash flows, such decrease occurred in order to fund the Bank's new loan originations, to fund the payment of the special SAIF assessment, and to provide funds for dividends to the Company's stockholders.

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at June 30, 1997 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

               Not applicable

       Item 3. Defaults Upon Senior Securities

               Not applicable

       Item 4. Submission of Matters to a Vote of Security Holders

               On April 17, 1997, a special meeting of stockholders was held to consider and vote upon the adoption of the Scotland Bancorp, Inc. Stock Option Plan and the Scotland Savings Bank, Inc. SSB Management Recognition Plan. All items were approved by the stockholders as shown below:

               Vote concerning approval of the Scotland Bancorp, Inc. Stock Option Plan

                  For        Against         Abstain         Broker Non-Votes        Total
               ---------------------------------------------------------------------------
               1,016,645     170,924            4,361                 461,703    1,653,633


               Vote concerning approval of the Scotland Savings Bank, Inc. SSB Management Recognition Plan

                  For        Against         Abstain         Broker Non-Votes        Total
               ---------------------------------------------------------------------------
               1,005,556       181,063          5,311                 461,703    1,653,633




       Item 5. Other Information

               Not applicable

       Item 6. Exhibits and Reports on Form 8-K

               (a)     Not applicable

               (b)     No reports on 8-K issued

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SCOTLAND BANCORP, INC.





Dated    August 5, 1997                By:   s/s William C. Fitzgerald, III
         --------------                      ------------------------------
                                                 William C. Fitzgerald, III
                                                 President and CEO


Dated    August 5, 1997                By:   s/s Debora B. Steagall
         --------------                      ------------------------------
                                                 Debora B. Steagall
                                                 Assistant Treasurer