Form 10KSB
period 1997-09-30
SCOTLAND BANCORP INC
filed 1997-12-16
CIK 1004521

                                 UNITED STATES
                    ---------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended     September 30, 1997
                                        --------------------------

                     Commission file number      1-14266
                                           ------------------


                            SCOTLAND BANCORP, INC.
                (Name of small business issuer in its charter)

          North Carolina                               56-1955133
  -------------------------------            ------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

       505 South Main Street,                          28353-1468
        Post Office Box 1468                       -----------------
     Laurinburg, North Carolina                        (Zip Code)
----------------------------------------
(Address of principal executive offices)

                                (910) 276-2703
                           -------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Common Stock, no par value                    American Stock Exchange
----------------------------------  --------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.         [X]

State issuer's revenues for its most recent fiscal year $5,477,690
                                                        ----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
Common Stock, no par value -- $15,324,248 (based on the price at which the stock was sold on December 9, 1997).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, no par value                     1,913,600
          --------------------------          -------------------------------
                (Class)                      (Outstanding at December 9, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended September 30, 1997 (the "1997 Annual Report"), are incorporated by reference into Part I and
Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.

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

          The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 505 South Main Street, Laurinburg, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding the indebtedness outstanding from the Scotland Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP with respect to the ESOP loan. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

          The Bank was originally chartered in 1923 and has been a member of the Federal Home Loan Bank ("FHLB") system since 1933. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

          The Bank conducts business through its full service offices in Laurinburg and Pinehurst, North Carolina. Its primarily engaged in soliciting deposit accounts from the general public, making mortgage loans to finance the acquisition and construction of residential dwellings and making limited types of consumer loans. The Bank's primary source of revenue is interest income from its lending activities; other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and noninterest expenses such as compensation and fringe benefits, data processing expenses and branch occupancy and related expenses.

          At September 30, 1997, the Company had total assets of $64,399,000, net loans of $46,463,000, deposits of $43,140,000, investment securities of $16,110,000 and stockholders' equity of $14,561,000.

          At September 30, 1997, the Company and the Bank had a total of 14 employees, all of whom are full-time.

          The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

Primary Market Area

          The Bank's primary market area is Scotland County and portions of
Moore County, North Carolina.   The Bank's principal office is in Laurinburg,
North Carolina and it has one full-service branch in Pinehurst, North Carolina. Scotland County is in southeastern North Carolina along the North Carolina/South Carolina stateline southwest of Fayetteville, North Carolina. Pinehurst is in Moore County, immediately north of Scotland County and northwest of Fayetteville.

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

          The Bank's management monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The table below presents the Bank's NPV at September 30, 1997, as calculated by the FHLB, based on quarterly information voluntarily provided to the FHLB by the Bank. Certain assumptions were employed by the FHLB in preparing the table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth below.

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

                                   Net Portfolio Value            NPV as a % of PV of Assets
                        ---------------------------------------   ---------------------------
Change in Rates         $ Amount     $ Change (1)  % Change (2)   NPV Ratio (3)    Change (4)
---------------         ---------------------------------------   ---------------------------
                                 (Dollars in Thousands)
        +400 bp          16,449        (4,292)         -21%          25.88%         -676 bp
        +300 bp          17,621        (3,120)         -15%          27.73%         -491 bp
        +200 bp          18,794        (1,947)         - 9%          29.57%         -307 bp
        +100 bp          19,768          (973)          -5%          31.11%         -153 bp
           0 bp          20,741            --           --           32.64%              --
        -100 bp          21,330           589            3%          33.56%          +92 bp
        -200 bp          21,918         1,177            6%          34.49%         +185 bp
        -300 bp          22,384         1,643            8%          35.22%         +258 bp
        -400 bp          22,849         2,108           10%          35.96%         +332 bp

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


          At September 30, 1997, a change in interest rates of a positive 200 basis points would have resulted in a 307 basis point decrease in NPV as a percentage of the present value of the Bank's total assets while a change in interest rates of a negative 200 basis points would have resulted in a 185 basis point increase in NPV as a percentage of the present value of the Bank's total assets.

          In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Bank's operations, management has implemented an asset/liability program designed to improve the Bank's interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of passbook or transaction deposit accounts which are less sensitive to changes in interest rates and can be repriced rapidly.

Lending Activities

          General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate (including loans secured by undeveloped real estate), construction loans, unsecured loans, loans secured by motor vehicles and other personal property, mobile home loans, savings account loans and other loans. The Bank's net loan portfolio totaled approximately $46.5 million on September 30, 1997, or 72.1% of its total assets. On that date, approximately

$41.0 million or 88.3% of loans outstanding consisted of loans secured by mortgages on one-to-four family residential properties; $2.1 million or 4.4% were loans secured by multifamily residential properties; approximately $907,000 or 2.0% of loans were secured by non-residential real estate; approximately $20,000 net of loans in process or 0.1% were loans secured by residential construction loans; approximately $2.5 million or 5.5% were line of credit loans; and approximately $391,000 or 0.8% were loans secured by savings accounts, automobiles or other collateral. As of September 30, 1997, approximately 98% of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

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

                                                                 At September 30,
                                                                 ----------------
                                                     1997                            1996
                                                     ----                            ----
                                                            % of                               % of
                                          Amount            Total            Amount            Total
                                         --------          -------          --------          -------
                                                            (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family                  $41,018           88.28%           $38,695           85.84%
  Residential multi-family                  2,052            4.42%             2,153            4.78%
  Nonresidential real estate                  907            1.95%               939            2.08%
  Residential construction                    634            1.36%             2,608            5.79%
  Line of credit                            2,540            5.47%             2,332            5.17%
                                          -------          ------            -------          ------
     Total real estate loans               47,151          101.48%            46,727          103.66%
                                          -------          ------            -------          ------

 Consumer loans:
 Passbook or certificate                       71            0.15%                23             .05%
 Automobile                                   119            0.26%               137             .30%
 Other                                        201            0.43%               186             .41%
                                          -------          ------            -------          ------
   Total consumer loans                       391            0.84%               346             .76%
                                          -------          ------            -------          ------

Less:
 Deferred loan fees                           216            0.46%               235             .52%
 Loans in process                             614            1.32%             1,534            3.40%
 Allowance for loan losses                    249            0.54%               225             .50%
                                          -------          ------            -------          ------
     Total reductions                       1,079            2.32%             1,994            4.42%
                                          -------          ------            -------          ------

Total loans receivable, net               $46,463          100.00%           $45,079          100.00%
                                          =======          ======            =======          ======

          Loan Maturity Schedule. The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1997. Loans which have adjustable rates and fixed rates and other loans all are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments. Prepayments and scheduled repayments in the loan portfolio totaled $7.1 million and $9.2 million in the fiscal years ended September 30, 1997, and 1996, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                             At September 30, 1997
                                     -------------------------------------------------------------------
                                                  Over 1      Over 3      Over 5
                                     One Year     Year to    Years to    Years to    Over 10
                                      Or Less     3 Years    5 Years     10 Years     Years      Total
                                     ---------    -------    --------    --------    -------    --------
                                                               (In Thousands)
Mortgage loans:
 Adjustable rate 1-4 family           $ 7,460      $4,189      $3,024      $2,405    $ 6,084    $23,162
     residential
 Fixed rate 1-4 family                     50         282         391       4,679     13,849     19,251
     residential
 Other adjustable rate real             2,775         124         220          28         30      3,177
     estate loans
 Other fixed rate real estate              10          64         192         417         48        731
     loans

Other loans                               171         186          22          12         --        391

Less:
  Allowance for loan losses              (249)         --          --          --         --       (249)
                                      -------      ------      ------      ------    -------    -------
                                      $10,217      $4,845      $3,849      $7,541    $20,011    $46,463
                                      =======      ======      ======      ======    =======    =======

          The following table sets forth the dollar amount at September 30, 1997 of all loans maturing or repricing on or after September 30, 1998 which have fixed or adjustable interest rates.

                                                        Fixed   Adjustable
                                                        Rates     Rates
                                                       -------  ----------
                                                          (In Thousands)
Mortgage loans                                         $19,922     $16,104

Other loans                                                220          --
                                                       -------     -------
                                                       $20,142     $16,104
                                                       =======     =======

          Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Scotland and Moore Counties, North Carolina and in contiguous counties. On September 30, 1997, approximately 88.3% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, 51.0% had adjustable interest rates.

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

          While one-to-four family residential loans are normally originated for 15 to 30 year terms, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. The thrift and mortgage banking industries have generally used 12-year and 7-year average loan lives in calculations calling for prepayment assumptions for 30-year residential loans and 15-year residential loans, respectively. Management believes that the Bank's recent loan prepayment experience has been shorter than these assumed average loan lives due to recent periods of low interest rates.

          The Bank requires title insurance for its one-to-four family residential loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

          Residential Multifamily. At September 30, 1997, the Bank had approximately $2.1 million in outstanding loans secured by multifamily residential real estate, comprising approximately 4.4% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have adjustable rates. Such loans are typically made to a maximum of 75% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

          Nonresidential Real Estate Lending. On September 30, 1997, the Bank had $907,000 in outstanding loans secured by nonresidential real estate, comprising approximately 2.0% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties, and have adjustable interest rates. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1997, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $146,000. This loan was performing in accordance with the original loan contract.

          Lines of Credit. At September 30, 1997, the Bank had approximately $2.5 million in line of credit loans, representing approximately 5.5% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

          Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1997 was approximately $20,000, net of loans in process, representing approximately 0.1% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

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

          Consumer Loans. In addition to the loans described above, the Bank also offers loans which are primarily secured by various items of personal property or which are unsecured. As of September 30, 1997, the Bank had approximately $391,000 of such loans outstanding, representing approximately 0.8% of its net loan portfolio. Many of these loans are secured by deposits, new and used motor vehicles, mobile homes and other properties. New and used motor vehicle financing is available for terms of up to four years. Generally, financing of new and current year models does not exceed 80% of the sticker price. Financing of used motor vehicles does not exceed the loan value provided in the current Southeastern Edition of the NADA Used Car Guide.

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

          Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1997, the Bank had $214,000 in such unfunded mortgage loan commitments. In addition, on such date the Bank had $3.0 million in unfunded commitments for unused lines of credit and letters of credit.

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

          For the years ended September 30, 1997 and 1996, the Bank's loan originations totaled $8.5 million and $13.2 million, respectively.

          In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

          Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings.
If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1997, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

          Accrual of interest income on loans is suspended when, in management's judgment, doubts exist as to the collectibility of additional interest within a reasonable time. Loans are returned to accrual status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonaccrual status is generally reversed by the establishment of an allowance for uncollected interest. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. For the fiscal year ended September 30, 1997, interest income that would have been recorded on nonaccrual loans under the original terms of such loans was zero.

          The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans and real estate owned at the dates indicated.


                                                    At September 30,
                                                    ----------------
                                                   1997         1996
                                                   ----         ----
                                                (Dollars in Thousands)
Total nonaccrual loans:

   Mortgage Loans delinquent 90 days or more       $    30      $    32
   Consumer loans delinquent 90 days or more            --           --
Real estate owned                                       --           --
   Total non-performing assets                     $    30      $    32
                                                   =======      =======

Non-performing loans to total loans                   0.06%        0.07%

Non-performing assets to total assets                 0.05%        0.05%

Total assets                                       $64,399      $68,622

Total loans                                        $46,463      $45,079

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

          As of September 30, 1997, the Bank had $30,000 in loans internally classified as "substandard", none as "doubtful" and none as "loss".

          The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1997, the Bank had no loans in the "special mention" category.

          When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator of the Savings Institutions Division of the North Carolina Department of Commerce (the "Administrator") which can order the establishment of additional loss allowances.

          Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank adopted SFAS No. 114 Accounting by Creditors for Impairment of a Loan which was subsequently amended by SFAS No. 118 Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures during 1996. SFAS No. 114 requires that the Bank establish specific loan loss allowances on impaired loans if it is doubtful that all principal and interest due according to the loan terms will be collected. The Bank had one loan amounting to $30,000 which was assessed for impairment at September 30, 1997. This loan is collateral dependent and management has determined that the underlying collateral is in excess of the carrying amount. Therefore, there is no specific SFAS No. 114 allowance for impaired loans at September 30, 1997. The Bank charged a provision to the allowance for loan losses of $24,000 and $25,000 during the years ended September 30, 1997 and 1996, respectively. These provisions were charged to make the Bank's allowance for loan losses reflect the economic environment and to conservatively reserve for any future loan losses.

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

          The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                      Year Ended September 30,
                                                     --------------------------
                                                         1997          1996
                                                         ----          ----
                                                     (Dollars in Thousands)
Balance, beginning of period                            $ 225         $ 207
Provision for loan losses                                  24            25
Charge-offs                                                --             7
Recoveries                                                 --            --
                                                        -----       -------
Balance, end of period                                  $ 249         $ 225
                                                        =====       =======
Net charge-offs as a % of average loans outstanding        --          .02%
Allowance at period end as a % of nonperforming
 loans                                                830.00%       714.97%

          The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                              At September 30,
                                             ------------------
                                     1997                      1996
                                     ----                      ----
                                         Amount of                 Amount of
                             Amount of     Loans to    Amount of    Loans to
                             Allowance   Gross Loans   Allowance   Gross Loans
                             ---------   -----------   ---------   -----------
                                              (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family       $123        86.28%        $ 93        82.21%
  Residential multi-family        5         4.32%           5         4.57%
  Nonresidential real
   estate                        57         1.91%          60         1.99%
  Residential construction        1         1.33%           6         5.54%
  Line of credit                 35         5.34%          32         4.95%
                               ----       -------        ----       -------
     Total real estate
      loans                     221        99.18%         196        99.26%
                               ----       -------        ----       -------
Consumer loans:
 Passbook or certificate         --         0.15%          --         0.05%
 Automobile                      18         0.25%          21         0.29%
 Other                           10         0.42%           8         0.40%
                               ----       -------        ----       -------
   Total consumer loans          28         0.82%          29         0.74%
                               ----       -------        ----       -------

Total allowance for loan
 losses                        $249       100.00%        $225       100.00%
                               ====       =======        ====       =======

Investment Securities

          Interest and dividend income from investment securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from deposits in other financial institutions. On September 30, 1997, the carrying value of the Company's investment securities portfolio totaled approximately $16.1 million and consisted of U.S. government and agency securities, mortgage-backed securities, FHLMC stock, stock in the FHLB of Atlanta and in Central Service Corporation, federal funds sold and deposits in other financial institutions. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA.

          Investment securities decreased by $5.4 million during 1997 due to the Company selling investment securities and using the proceeds to pay a $6 return of capital dividend to the shareholders. See Note 10 of "Notes to Consolidated Financial Statements."

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

          Investments may be classified in one of three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt securities not classified as either held-to-maturity or trading securities and equity securities not classified as trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company has no trading securities. See Notes 1 and 2 of "Notes to Consolidated Financial Statements".

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

          As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of September 30, 1997, the Bank's investment in stock of the FHLB of Atlanta was $595,400.

          North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. The Bank is also permitted to make certain other securities investments.

          The Company's current investment policy states that the Company's investments will be limited to U.S. Treasury obligations, federal agency securities, municipal obligations of the State of North Carolina or its political subdivisions rated A and above, pass-through and planned amortization class collateralized mortgage obligations, stock of the FHLB of Atlanta and certificates of deposits of $100,000 or less in federally insured financial institutions.

          Investment decisions are made by authorized officers of the Bank or the Company under policies established by the Boards of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the financial services industry.

          The following tables set forth certain information regarding the Company's interest bearing deposits and the amortized cost and market values of the Company's investment and mortgage-backed securities portfolio at the dates indicated.


                                              At September 30,
                                              ----------------
                                         1997                     1996

                               Amortized      Market     Amortized      Market
                                 Cost         Value         Cost        Value
                             -------------  ----------  ------------  ----------
                                               (In Thousands)
Interest-bearing deposits          $ 6,131     $ 6,131       $ 4,352     $ 4,352
                                    ------      ------        ------      ------
Mortgage-backed
 securities, held to
 maturity                              419         481           545         617
                                    ------      ------        ------      ------
Investment securities:
 Held to maturity or for
  investment:
    U.S. Treasury and
     agency securities                 500         494         2,502       2,494
Available for sale:
    U.S. Treasury and
     agency securities               2,500       2,480        12,812      12,690
    State revenue bonds              5,100       5,100            --          --
    Federal Home Loan Mortgage
        Corporation stock               25         881            31         775
Non-marketable equity
  securities:
    Federal Home Loan Bank
     stock                             595         595           595         595
    Central Service
     Corporation stock                   4           4             4           4
                                    ------      ------        ------      ------
                                     8,724       9,554        15,944      16,558
                                    ------      ------        ------      ------

Available for sale market
 adjustment                            836                       623
                                       ---                       ---

Total                              $16,110     $16,166       $21,464     $21,527
                                    ======      ======        ======      ======

          The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's interest bearing deposits, investment and mortgage-backed securities as of September 30, 1997.

                                                                             After One Year                After Five Years
                                          One Year or Less                 Through Five Years             Through Ten Years
                                          ----------------                 ------------------             -----------------
                                      Carrying       Weighted          Carrying        Weighted       Carrying        Weighted
                                       Value      Average Yield         Value        Average Yield     Value        Average Yield
                                       -----      -------------         -----        -------------     -----        -------------
                                                                          (Dollars in Thousands)
Interest-bearing deposits              $6,131            5.58%      $      --                --      $    --                --

Mortgage-backed securities                 --               --             --                --           --                --

U.S. Treasury securities
 Held to maturity                          --               --            500             6.05%           --                --
 Available for sale                        --               --          2,480             6.09%           --                --
Federal Home Loan Mortgage
 Corporation stock (1)                    881            4.89%             --                --           --                --
Federal Home Loan
  Bank stock (2)                           --               --             --                --           --                --
Central Service Corporation
 stock (2)                                 --               --             --                --           --                --
                                        -----            -----          -----             -----         ----              ----
Total                                  $7,012            5.49%         $2,980             6.08%         $ --                --
                                        =====            =====          =====             =====          ===              ====

                                           After Ten Years                          Total
                                           ---------------                          -----
                                     Carrying        Weighted Average      Carrying      Weighted Average
                                      Value               Yield             Value              Yield
                                      -----               -----             -----              -----
                                                          (Dollars in Thousands)
Interest-bearing deposits          $       --                 --          $ 6,131               5.58%

Mortgage-backed securities                419             11.25%              419              11.25%

U.S. Treasury securities
 Held to maturity                          --                 --              500               6.05%
 Available for sale                     5,100              5.51%            7,580               5.70%
Federal Home Loan Mortgage
 Corporation stock (1)                     --                 --              881               4.89%
Federal Home Loan
  Bank stock (2)                          595              7.24%              595               7.24%
Central Service Corporation
 stock (2)                                  4                 --                4                  --
                                        -----               ----           ------                -----
Total                                  $6,118               6.07%         $16,110                5.82%
                                        =====               ====           ======                =====

(1) Equity security with no stated maturities; readily available and assumed to mature in less than one year.
(2) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

Deposits and Borrowings

          General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its own interest-bearing deposits, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has no borrowings outstanding at September 30, 1997; however, it does maintain borrowing capabilities through the FHLB of Atlanta.

          Deposits. On September 30, 1997 and September 30, 1996, the Bank's deposits totaled $43.1 million and $42.4 million, respectively.

          The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.

                                        At or For the Year Ended September 30,
                                       ----------------------------------------
                                              1997                 1996
                                              ----                 ----
                                                   (In Thousands)
Total deposits at beginning of period       $42,410              $48,203
Net(decrease) before interest credited       (1,252)              (7,704)
Interest credited                             1,982                1,911
                                            -------              -------
Total deposits at end of period             $43,140              $42,410
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

          The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.

                                                                 At September 30,
                                                   1997                                  1996
                                    ------------------------------------    ----------------------------------
                                             Weighted Average     % of                                  % of
                                                      -------     ----                  Weighted        ----
                                    Amount         Rate         Deposits    Amount    Average Rate    Deposits
                                    -------        ----         --------    -------   ------------    --------
                                                              (Dollars in Thousands)
Demand accounts:
   Passbook accounts                $ 4,106        2.92%          9.52%     $ 4,310           2.88%      10.16%
   NOW accounts                       2,984        2.03%          6.92%       2,631           2.03%       6.20%
   Money market deposit accounts      5,381        4.33%         12.47%       4,206           2.87%       9.92%
   Noninterest bearing accounts         633          --           1.47%         512             --        1.21%
                                    -------        -----        -------     -------           -----     -------
           Total demand deposits     13,104        3.16%         30.38%      11,659           2.56%      27.49%

Time deposits                        29,988        5.45%         69.51%      30,694           5.42%      72.38%

Accrued interest                         48                       0.11%          57                       0.13%
                                    -------                     -------     -------                     -------

   Total deposits                   $43,140        4.74%        100.00%     $42,410           4.63%     100.00%
                                    =======        =====        =======     =======           =====     =======

          As of September 30, 1997, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $2.7 million. (Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements.) The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                           At
                                   September 30, 1997
                                   -------------------
                                     (In Thousands)
3 Months or less                               $1,150
Over 3 months through 6 months                    923
Over 6 months through 12 months                   434
Over 12 months                                    200
                                               ------
        Total                                  $2,707
                                               ======

          Borrowings.   The FHLB system functions in a reserve credit capacity
for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Company and the Bank had no outstanding borrowings with the FHLB at September 30, 1997 or 1996. During 1997 the Bank did not obtain any Federal Home Loan Bank advances, however the Bank retains borrowing capacity through the Federal Home Loan Bank of Atlanta.

          The Company had outstanding borrowings of $5.5 million in the form of a bank note payable at September 30, 1997. The note is unsecured, bears interest at prime minus 2% and is due in full on October 31, 1997.

Subsidiaries

          The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1997, there were at least 6 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's primary market area. At September 30, 1997, the Bank had a deposit market share of approximately 20% in Scotland County. In Moore County where the Pinehurst branch is located, the Bank had less than 1% of the deposit market share as of that same date. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Regulation of the Company

          General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

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

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

          Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Federal Securities Law

          The Company has registered its Common Stock with the SEC pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

          Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Regulation of the Bank - Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank in 1996 of approximately $321,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

          Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

          The federal banking regulatory agencies have issued a rewrite of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

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

          An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1997, the Bank had a leverage ratio of 28.65%.

          The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

          At September 30, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

          Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

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

          Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on Bank's management of interest rate risk.

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

          As of September 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $716,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $595,400.

          Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

          Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 18.9%.

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

          Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

          Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

          The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

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

          The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

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

          Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.        DESCRIPTION OF PROPERTY

          The following table sets forth the location of the Bank's principal office in Laurinburg and its full service branch office in Pinehurst, as well as certain other information relating to these offices as of September 30, 1997. The Bank owns the Laurinburg office. The Bank is a 50% owner of the Pinehurst office. A golf course designer owns and has offices in the other half of the building. All taxes, insurance, utilities and maintenance are paid by each owner for their respective one-half of the building. The net book value of the Pinehurst property listed below is for the Bank's one-half interest.

                                    Net Book Value     Deposits
            Address                  of Property    (In Thousands)
            -------                 --------------  --------------
Laurinburg:
505 South Main Street                     $574,513        $37,023
P.O. Box 1468
Laurinburg, North Carolina 28352

Pinehurst:
77 Cherokee Road                           166,220          6,117
Pinehurst, North Carolina 28374           --------        -------

                                          $740,733        $43,140
                                          ========        =======

          The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1997 was $51,626. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of September 30, 1997, the Bank had no recorded real estate acquired in settlement of loans.


ITEM 3.        LEGAL PROCEEDINGS

          In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's stockholders during the quarter ended September 30, 1997.


                                    PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          See the information under the section captioned "Common Stock Information" on the inside back cover of the Company's 1997 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS

          See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 14 in the Company's 1997 Annual Report, which section is incorporated herein by reference.

ITEM 7.        FINANCIAL STATEMENTS

          The consolidated financial statements of the Company set forth on pages 16 through 48 in the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

          The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors" on page 8 of the Proxy Statement and "Executive Officers" on page 10 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on page 9 and " - Management Compensation" on pages 10 through 16 of the Proxy Statement, which sections are incorporated herein by reference.

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

        10(a) Employment Agreement with William C. Fitzgerald, III incorporated herein by reference to the Form 10-KSB for the fiscal year ended dated September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

        10(b) Special Termination Agreement with John B. Clark incorporated herein by reference to the Form 10-KSB for the fiscal year ended dated September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

        10(c) Deferred Compensation Agreements with James E. Milligan, James S. Mitchener and Sam T. Snowdon, Jr. incorporated herein by reference to the Form 10-KSB for the fiscal year ended dated September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

        10(d) Scotland Savings Bank, Inc. SSB Management Recognition Plan and Trust.

        10(e)       Scotland Bancorp, Inc. Stock Option Plan.

        (11)        Statement Regarding Computation of Per Share Earnings

        (13)        Portions of 1997 Annual Report to Stockholders

        (21) See Item 1. Description of Business for discussion of subsidiaries

        (23)        Consent of McGladrey & Pullen, LLP

        (27)        Financial Data Schedule

(13)(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCOTLAND BANCORP, INC.


Date:  December 16, 1997            By:  /s/ William C. Fitzgerald, III
                                         -------------------------------------
                                         William C. Fitzgerald, III
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                   Title                   Date
---------                                   -----                   ----
/s/ William C. Fitzgerald, III    President, Chief Executive  December 16, 1997
--------------------------------  Officer and Director
William C. Fitzgerald, III

/s/ John B. Clark                 Senior Vice-President and   December 16, 1997
--------------------------------  Director
John B. Clark

/s/ Debora B. Steagall            Assistant Treasurer         December 16, 1997
--------------------------------
Debora B. Steagall

/s/ Clifton P. Buie               Director                    December 16, 1997
--------------------------------
Clifton P. Buie

/s/ E. S. Hill, Jr.               Director                    December 16, 1997
--------------------------------
E.S. Hill, Jr.

/s/ John W. Hudson                Director                    December 16, 1997
--------------------------------
John W. Hudson

/s/ James W. Mason                Director                    December 16, 1997
--------------------------------
James W. Mason

/s/ James E. Milligan             Director                    December 16, 1997
--------------------------------
James E. Milligan

/s/ James S. Mitchener, Jr.       Director                    December 16, 1997
--------------------------------
James S. Mitchener, Jr.

/s/ S. T. Snowdon, Jr.            Director                    December 16, 1997
--------------------------------
S. T. Snowdon, Jr.

/s/ James T. Willis               Director                    December 16, 1997
--------------------------------
James T. Willis

                               INDEX TO EXHIBITS



Exhibit No.                   Description

10(d)     Scotland Savings Bank, Inc., SSB Management Recognition Plan

10(e)     Scotland Bancorp, Inc. Stock Option Plan

11        Statement Regarding Computation of Per Share Earnings

13        Portions of the 1997 Annual Report to Stockholders

23        Consent of McGladrey & Pullen, LLP

27        Financial Data Schedule