Form 10QSB
period 1997-12-31
SCOTLAND BANCORP INC
filed 1998-01-30
CIK 1004521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended   December 31, 1997
                                   ----------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to __________________

                        Commission File Number 1-14266
                                               -------

                            Scotland Bancorp, Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)

          North Carolina                                56-1955133
          --------------                                ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                             505 South Main Street
                       Laurinburg, North Carolina  28352
                      ----------------------------------
              (Address of principal executive office) (Zip code)

                                (910)-276-2703
                                --------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check x whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   x     No
          -----      -----

As of February 1, 1998 there were issued and outstanding 1,913,600 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes         No   x
                                                    -----      -----

                     SCOTLAND BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS


                                                                                   Pages
                                                                                   -----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Condensed consolidated statements of financial condition at September 30,
        1997 and December 31, 1997                                                      1

     Condensed consolidated statements of income for the three months ended
        December 31, 1996 and 1997                                                     2

     Condensed consolidated statements of cash flows for the three months
        ended December 31, 1996 and 1997                                              3-4

     Notes to condensed consolidated financial statements                             5-6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               7-10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                           11

  Item 2.  Changes in Securities                                                       11

  Item 3.  Defaults upon Senior Securities                                             11

  Item 4.  Submission of Matters to a Vote of Security Holders                         11

  Item 5.  Other Information                                                           11

  Item 6.  Exhibits and Reports on Form 8-K                                            11

  Signatures                                                                           12

SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1997 AND DECEMBER 31, 1997


                                                                           September 30,        December 31,
ASSETS                                                                         1997                 1997
------------------------------------------------------------------------------------------------------------
                                                                           (Note 2)             (Unaudited)
Cash and cash equivalents, including federal funds sold                  $     6,758,248        $ 7,084,517
Securities held to maturity, at amortized cost                                   500,000            500,000
Securities available for sale, at fair value                                   8,460,850          7,138,799
Nonmarketable equity securities                                                  599,400            599,400
Loans receivable, net                                                         46,463,348         44,492,356
Mortgage-backed securities, held to maturity, at amortized cost                  418,657            383,106
Accrued interest receivable                                                      210,759            242,137
Property and equipment, net                                                      792,359            781,175
Prepaid expenses and other assets                                                195,666            251,315
                                                                         ----------------------------------
        TOTAL ASSETS                                                     $    64,399,287        $61,472,805
                                                                         ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                 $    43,139,725        $45,636,325
Note payable                                                                   5,500,000                 -
Accounts payable and accrued expenses                                            447,422            231,347
Advance payments by borrowers for taxes and insurance                            160,229            106,216
Deferred income taxes                                                            553,766            619,856
Income taxes payable                                                              37,383             84,060
                                                                         ----------------------------------
        TOTAL LIABILITIES                                                     49,838,525         46,677,804
                                                                         ==================================
Stockholders' Equity
Preferred stock, no par value, authorized  5,000,000 shares,
  none issued                                                                         -                 -
Common stock, no par value, authorized 20,000,000 shares,
  1,913,600 shares issued                                                             -                 -
Additional paid-in capital                                                     7,939,945          7,938,459
Note receivable from ESOP                                                     (1,708,545)        (1,708,545)
Unrealized gain on securities available for sale, net of tax                     518,552            626,384
Deferred management recognition plan                                            (824,167)          (766,667)
Unearned compensation                                                           (834,558)          (834,558)
Retained earnings, substantially restricted                                    9,469,535          9,539,928
                                                                         ----------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                            14,560,762         14,795,001
                                                                         ----------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    64,399,287        $61,472,805
                                                                         ==================================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31, 1996 and 1997

                                                                                1996             1997
---------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                                   $    962,484     $    966,337
  Investment securities                                                        238,913           76,040
  Mortgage-backed securities                                                    14,454           11,661
  Short-term cash investments                                                   69,517          118,259
                                                                          --------------------------------
          Total interest income                                              1,285,368        1,172,297
                                                                          --------------------------------
Interest expense:
  Deposits                                                                     489,108          551,261
  FHLB advances and note payable                                                   897            1,986
                                                                          --------------------------------
          Total interest expense                                               490,005          553,247
                                                                          --------------------------------
          Net interest income                                                  795,363          619,050
Provision for loan losses                                                        6,000            6,000
                                                                          --------------------------------
          Net interest income after provision for loan losses                  789,363          613,050
                                                                          --------------------------------
Noninterest income:
  Service charges and fees                                                      13,291           12,220
  Other                                                                          9,036            8,701
                                                                          --------------------------------
                                                                                22,327           20,921
                                                                          --------------------------------
Noninterest expense:
  Compensation and employee benefits                                           182,181          239,318
  Occupancy                                                                     21,607           23,943
  Insurance                                                                     26,778            9,473
  Data processing                                                               23,239           24,366
  Furniture and fixture expense                                                  6,285            4,750
  Other                                                                         72,882           79,972
                                                                          --------------------------------
                                                                               332,972          381,822
                                                                          --------------------------------
          Income before income taxes                                           478,718          252,149
Income taxes                                                                   176,499           93,834
                                                                          --------------------------------
          Net income                                                      $    302,219     $    158,315
                                                                          ================================

Basic earnings per share                                                  $       0.18     $       0.09
                                                                          ================================
Diluted earnings per share                                                $       0.18     $       0.09
                                                                          ================================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1996 and 1997

                                                                                  1996                1997
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                 $   302,219         $   158,315

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                  10,522              11,184
    ESOP compensation expense (income)                                             2,186              (1,486)
    Amortization of deferred management recognition plan                              --              57,500
    Changes in assets and liabilities:
      Increase in:
        Prepaid expenses and other assets                                        (18,941)            (55,649)
        Accrued interest receivable                                              (28,484)            (31,378)
      Increase (decrease) in:
        Accrued expenses and other liabilities                                    15,094            (170,909)
        Special SAIF assessment                                                 (320,750)                 --
        Income taxes payable                                                      54,721              46,677
                                                                             ---------------------------------
          Net cash provided by operating activities                               16,567              14,254
                                                                             ---------------------------------
Cash Flows From Investing Activities
  Net (increase) decrease in loans receivable                                   (994,874)          1,970,992
  Principal payments received on mortgage-backed securities                       68,658              35,551
  Net decrease in investment securities                                          208,198           1,495,973
  Purchase of property and equipment                                              (9,343)                 --
                                                                             ---------------------------------
          Net cash provided by (used in) investing activities                   (727,361)          3,502,516
                                                                             ---------------------------------
Cash Flows From Financing Activities
  Net increase (decrease) in deposits                                           (621,009)          2,496,600
  Cash dividends paid                                                           (127,219)           (133,088)
  Principal payment on note payable                                                   --          (5,500,000)
  Decrease in advance payments by borrowers
    for taxes and insurance                                                      (53,608)            (54,013)
                                                                             ---------------------------------
          Net cash used in financing activities                                 (801,836)         (3,190,501)
                                                                             ---------------------------------
          Net increase (decrease) in cash and cash equivalents                (1,512,630)            326,269
Cash and cash equivalents, including federal funds sold:
  Beginning                                                                    5,105,923           6,758,248
                                                                             ---------------------------------
  Ending                                                                     $ 3,593,293        $  7,084,517
                                                                             =================================

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1996 and 1997

                                                                                    1996              1997
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:

  Cash payments for interest                                                 $      461,424      $     563,707
                                                                             ====================================
  Cash payments for income taxes                                             $      136,090      $     129,822
                                                                             ====================================
Supplemental Disclosure of Noncash Financing Transactions
  Dividends declared, accrued and deducted from retained earnings            $      127,317      $      87,922
                                                                             ====================================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1. Nature of Business

Scotland Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of Scotland Savings Bank, Inc. (the "Bank" or "Scotland Savings Bank") in connection with the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, pursuant to its amended and restated Plan of Conversion. The Company was organized in 1995 to acquire all of the common stock of Scotland Savings Bank upon its conversion to stock form, which occurred on March 29, 1996. A subscription offering of the Company's shares closed on March 29, 1996, at which time the Company acquired all of the shares of the Bank and commenced operations.

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


Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at September 30, 1997, which is has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Company.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding. The following are reconciliations of the amounts used in the per share calculations:

                                                           For the Three Months Ended December 31, 1997
                                                  ---------------------------------------------------------------
                                                          Income               Shares             Per Share
                                                       (Numerator)         (Denominator)           Amount
                                                  ---------------------------------------------------------------
Basic EPS
Income available to stockholders                  $        158,315          1,718,521           $          0.09
                                                                                                =================

Effect of dilutive securities
MRP restricted stock awards                       $             --             51,518
Stock options                                                   --              5,076
                                                  -----------------------------------------

Diluted EPS
Income available to stockholders                  $        158,315          1,775,115           $          0.09
                                                  ===============================================================

                                                           For the Three Months Ended December 31, 1996
                                                  ---------------------------------------------------------------
                                                          Income               Shares             Per Share
                                                       (Numerator)         (Denominator)           Amount
                                                  ---------------------------------------------------------------
Basic and Diluted EPS
Income available to stockholders                  $        302,219          1,698,096           $          0.18
                                                  ===============================================================


Note 4.  Dividends Declared

On December 16, 1997, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $.05 per share for stockholders of record as of January 16, 1998 and payable on January 30, 1998. The dividends declared were accrued and reported as other liabilities in the December 31, 1997 consolidated statement of financial condition.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at December 31, 1997 and September 30, 1997:

Total assets decreased by $2.9 million to $61.5 million at December 31, 1997 from $64.4 million at September 30, 1997. Net loans receivable decreased by $2.0 million to $44.5 million at December 31, 1997 from $46.5 million at September 30, 1997. Cash and cash equivalents, including federal funds sold, increased by $326,000 to $7.1 million at December 31, 1997 from $6.8 million at September 30, 1997. Investment securities decreased by $1.4 million to $8.6 million at December 31, 1997 from $10.0 million at September 30, 1997. During the quarter ended December 31, 1997, investment securities totaling $5.1 million were sold in order to pay off the Company's note payable described below, $3.6 million of securities were purchased, and the fair value of the securities available for sale portfolio increased by $174,000. Deposits increased by $2.5 million to $45.6 million at December 31, 1997 from $43.1 million at September 30, 1997. The Company repaid the $5.5 million note payable which was incurred in September of 1997, thus eliminating the Company's external debt as of December 31, 1997. Retained earnings increased by $70,000 during the current quarter to $9.5 million at December 31, 1997, which is attributable to the Company's earnings of $158,000 for the three months ended December 31, 1997, less cash dividends declared of $88,000.

At December 31, 1997, the Company's capital amounted to $14.8 million, which as a percentage of total consolidated assets was 24.1%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank had no loans which were nonperforming at December 31, 1997. The Bank's nonperforming loans as a percentage of total loans outstanding was .00% and .06% at December 31, 1997 and September 30, 1997, respectively. During the three month period ended December 31, 1997, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank only incurred $550 in loan charge-offs during the quarter ended December 31, 1997. As a result, and based on management's analysis of the adequacy of its allowances, only $6,000 during the three month period ended December 31, 1997 was provided to the loan loss allowance. Such amounts were added as a general valuation allowance primarily due to the increase in the Bank's loan portfolio during the period.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996:

General. Net income for the three months ended December 31, 1997 was $158,000 compared to $302,000 earned during the same quarter in 1996. As discussed below, the decrease in net income was primarily attributable to a decrease in net interest income for the three month period ended December 31, 1997, as compared to the same period in 1996, due to a lower level of investment securities and moderate deposit growth. In October 1997, the Company liquidated certain investment securities and utilized the cash to repay a $5.5 million note payable incurred in September 1997 due to a $6.00 per share return of capital dividend.

Interest income. Interest income decreased by $113,000 from $1.3 million for the three months ended December 31, 1996 to $1.2 million for the three months ended December 31, 1997. The decrease was attributable to a lower level of interest-earning assets, primarily loans receivable and investment securities, which were outstanding during the first quarter of this year in comparison to the same quarter a year earlier. Interest-earning assets amounted to $59.2 million at December 31, 1997 as compared to $66.7 million at December 31, 1996. The Company utilized investment securities as the funding source to pay a $11.5 million return of capital dividend. Approximately 96% of the Company's assets were interest-earning at December 31, 1997, and approximately 72% of such interest-earning assets were held in the form of loans receivable.

Interest Expense. Interest expense increased by $63,000 from $490,000 for the three months ended December 31, 1996 to $553,000 for the three months ended December 31, 1997. The increase was attributable to a higher level of interest-bearing liabilities outstanding during the first quarter of this year in comparison to the same quarter a year earlier, while the cost of funds remained fairly stable.

Net interest income. Net interest income decreased by $176,000 from $795,000 for the three months ended December 31, 1996 to $619,000 for the three months ended December 31, 1997. This decrease resulted from the combination of an decrease in the volume of interest-earning assets and a increase in the volume of interest-bearing liabilities between the quarters.

Provision for loan losses. The Bank added $6,000 in loan loss provisions during the quarters ended December 31, 1997 and 1996. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

----------------------------------------------------------------------------
The Bank's loan loss provisions were relatively minor during the three month periods ended December 31, 1997 and 1996 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding. At December 31, 1997, the Bank's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense increased by $49,000 to $382,000 for the three month period ended December 31, 1997 from $333,000 for the comparable quarter in 1996, principally as a result of an increase in compensation expense resulting from the establishment of the Bank's Management Recognition Plan as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods, except for insurance expense which decreased by $17,000 during the current quarter as compared to the same quarter a year earlier. This was due to the Bank receiving a lower rate in 1997 after the Savings Association Insurance Fund was recapitalized in 1996.

On April 17, 1997, the Company's stockholders approved the Bank's Management Recognition Plan ("MRP") which reserved for issuance 73,600 shares of common stock to all officers, directors, and employees at the time of adoption. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense associated with the MRP amounted to $58,000 for the quarter ended December 31, 1997 and is included in compensation expense on the consolidated statement of income.

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

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, increased by $326,000 million during the three month period ended December 31, 1997. As reported in the consolidated statement of cash flows, such increase occurred as a result of deposit growth and sales of investment securities.

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at December 31, 1997 was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
Year 2000:

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined, however, management feels it will not be material to the Company's financial statements.

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

                                                  SCOTLAND BANCORP, INC.

    Dated      February 1, 1998              By:  /s/ William C. Fitzgerald, III
          ------------------------------          ------------------------------
                                                  William C. Fitzgerald, III
                                                  President and CEO


    Dated      February 1, 1998              By:  /s/ Debora B. Steagall
          ------------------------------          ------------------------------
                                                  Debora B. Steagall
                                                  Assistant Treasurer