Form 10QSB
period 1998-03-31
SCOTLAND BANCORP INC
filed 1998-05-08
CIK 1004521

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington  D.C. 25049

                                  FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended      March 31, 1998
                                      -----------------------------------

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________to_______________

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

Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ________
           ---

As of May 1, 1998 there were issued and outstanding 1,913,600 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes_____ No  [X]
                                                           -------

                     SCOTLAND BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS


PART I - FINANCIAL INFORMATION                                                  Pages
                                                                                -----
     Item 1.  Financial Statements


       Condensed consolidated statements of financial condition at
       September 30, 1997 and March 31, 1998                                        1

       Condensed consolidated statements of income for the three months
       ended March 31, 1997 and 1998                                                2

       Condensed consolidated statements of income for the six months
       ended March 31, 1997 and 1998                                                3

       Condensed consolidated statements of cash flows for the six months
       ended March 31, 1997 and 1998                                              4-5

       Notes to condensed consolidated financial statements                       6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          8-11

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                     12
     Item 2.  Changes in Securities                                                 12
     Item 3.  Defaults upon Senior Securities                                       12
     Item 4.  Submission of Matters to a Vote of Security Holders                   12
     Item 5.  Other Information                                                     12
     Item 6.  Exhibits and Reports on Form 8-K                                      12

     Signatures                                                                     13

SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1997 AND MARCH 31, 1998

                                                                              September 30,         March 31,
ASSETS                                                                            1997               1998
-------------------------------------------------------------------------------------------------------------
                                                                                 (Note 2)         (Unaudited)
Cash and cash equivalents, including federal funds sold                       $  6,758,248       $  8,041,739
Securities held to maturity, at amortized cost                                     500,000            500,000
Securities available for sale, at fair value                                     8,460,850          8,009,616
Nonmarketable equity securities                                                    599,400            599,400
Loans receivable, net                                                           46,463,348         42,505,880
Mortgage-backed securities, held to maturity, at amortized cost                    418,657            364,798
Accrued interest receivable                                                        210,759            199,944
Property and equipment, net                                                        792,359            770,605
Prepaid expenses and other assets                                                  195,666            285,988
                                                                              -------------------------------
      TOTAL ASSETS                                                            $ 64,399,287       $ 61,277,970
                                                                              ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                                  $ 43,139,725       $ 45,173,856
    Note payable                                                                 5,500,000                  -
    Accounts payable and accrued expenses                                          447,422            184,037
    Advance payments by borrowers for taxes and insurance                          160,229            158,974
    Deferred income taxes                                                          553,766            622,018
    Income taxes payable                                                            37,383                  -
                                                                              -------------------------------
      TOTAL LIABILITIES                                                         49,838,525         46,138,885
                                                                              -------------------------------
Stockholders' Equity
    Preferred stock, no par value, authorized  5,000,000 shares,
      none issued                                                                        -                  -
    Common stock, no par value, authorized 20,000,000 shares,
      1,913,600 shares issued                                                            -                  -
    Additional paid-in capital                                                   7,939,945          7,933,818
    Note receivable from ESOP                                                   (1,708,545)         1,614,395
    Unrealized gain on securities available for sale, net of tax                   518,552            762,538
    Deferred management recognition plan                                          (824,167)          (709,167)
    Unearned compensation                                                         (834,558)          (834,558)
    Retained earnings, substantially restricted                                  9,469,535          9,600,849
                                                                              -------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                14,560,762         15,139,085
                                                                              -------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 64,399,287       $ 61,277,970
                                                                              ===============================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                               1997               1998
--------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $   969,294         $  932,213
   Investment securities                                                      238,938            110,820
   Mortgage-backed securities                                                  12,758             10,887
   Short-term cash investments                                                 42,888            106,838
                                                                 ---------------------------------------
        TOTAL INTEREST INCOME                                               1,263,878          1,160,758

Interest expense on deposits                                                  475,146            532,942
                                                                 ---------------------------------------
        NET INTEREST INCOME                                                   788,732            627,816
Provision for loan losses                                                       6,000                  -
                                                                 ---------------------------------------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   782,732            627,816
                                                                 ---------------------------------------
Noninterest income:
   Service charges and fees                                                    12,647             11,892
   Other                                                                        3,395              4,820
                                                                 ---------------------------------------
                                                                               16,042             16,712
                                                                 ---------------------------------------
Noninterest expense:
   Compensation and employee benefits                                         176,462            258,478
   Occupancy                                                                   22,068             20,305
   Insurance                                                                   (8,798)             9,357
   Data processing                                                             24,577             24,740
   Furniture and fixture expense                                                7,086              8,529
   Other                                                                      105,824             89,562
                                                                 ---------------------------------------
                                                                              327,219            410,971
                                                                 ---------------------------------------
        INCOME BEFORE INCOME TAXES                                            471,555            233,557
Income taxes                                                                  175,323             87,987
                                                                 ---------------------------------------
        NET INCOME                                                        $   296,232         $  145,570
                                                                 =======================================

Basic earnings per share                                                  $      0.17         $     0.09
                                                                 =======================================
Diluted earnings per share                                                $      0.17         $     0.09
                                                                 =======================================
Dividends per share                                                       $     0.075         $     0.50
                                                                 =======================================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1997 AND 1998


                                                             1997            1998
------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                 $  1,931,778   $  1,898,550
  Investment securities                                      477,851        186,860
  Mortgage-backed securities                                  27,212         22,548
  Short-term cash investments                                112,405        225,097
                                                        ----------------------------
    TOTAL INTEREST INCOME                                  2,549,246      2,333,055
                                                        ----------------------------
Interest expense:
  Deposits                                                   964,254      1,084,203
  FHLB advances and note payable                                 897          1,986
                                                        ----------------------------
    TOTAL INTEREST EXPENSE                                   965,151      1,086,189
                                                        ----------------------------
    NET INTEREST INCOME                                    1,584,095      1,246,866
Provision for loan losses                                     12,000          6,000
                                                        ----------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,572,095      1,240,866
                                                        ----------------------------
Noninterest income:
  Service charges and fees                                    25,938         24,112
  Other                                                       12,431         13,521
                                                        ----------------------------
                                                              38,369         37,633
                                                        ----------------------------
Noninterest expense:
  Compensation and employee benefits                         358,643        497,796
  Occupancy                                                   43,675         44,248
  Insurance                                                   17,980         18,830
  Data processing                                             47,816         49,106
  Furniture and fixture expense                               13,371         13,279
  Other                                                      178,706        169,534
                                                        ----------------------------
                                                             660,191        792,793
                                                        ----------------------------
    INCOME BEFORE INCOME TAXES                               950,273        485,706
Income taxes                                                 351,822        181,821
                                                        ----------------------------
    NET INCOME                                          $    598,451   $    303,885
                                                        ============================

Basic earnings per share                                $       0.35   $       0.18
                                                        ============================
Diluted earnings per share                              $       0.35   $       0.18
                                                        ============================
Dividends per share                                     $       0.15   $       0.10
                                                        ============================

See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC.  AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                        1997            1998
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                       $    598,451    $  303,885
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                          21,253        21,754
   Deferred income taxes                                                121,885        (6,747)
   ESOP compensation expense (income)                                     6,157        (6,127)
   Amortization of deferred management recognition plan                       -       115,000
   Changes in assets and liabilities:
    (Increase) decrease in:
      Prepaid expenses and other assets                                 (46,312)      (90,322)
      Accrued interest receivable                                        14,394        10,815
    Decrease in:
      Accrued expenses and other liabilities                            (61,663)     (214,946)
      Special SAIF assessment                                          (320,750)
      Income taxes payable                                              (63,042)      (37,383)
                                                                 --------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                       270,373        95,929
                                                                 --------------------------------
Cash Flows From Investing Activities
  Net (increase) decrease in loans receivable                        (2,242,892)    3,957,468
  Principal payments received on mortgage-backed securities              95,385        53,859
  Net decrease in investment securities                                 710,516       770,219
  Purchase of property and equipment                                    (15,001)            -
                                                                 --------------------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (1,451,992)    4,781,546
                                                                 --------------------------------
Cash Flows From Financing Activities
  Net increase (decrease) in deposits                                    87,783     2,034,131
  Cash dividends paid                                                  (254,536)      221,010
  Repayment of note payable                                                   -    (5,500,000)
  Repayment of ESOP debt                                                 63,747        94,150
  Decrease in advance payments by borrowers
    for taxes and insurance                                               3,513        (1,255)
                                                                 --------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                          (99,493)   (3,593,984)
                                                                 --------------------------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,281,112)    1,283,491
Cash and cash equivalents, including federal funds sold:
  Beginning                                                           5,105,923     6,758,248
                                                                 --------------------------------
  Ending                                                           $  3,824,811    $8,041,739
                                                                 =================================


SCOTLAND BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                            1997            1998
------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest                                            $    917,397    $   1,093,078
                                                                        =============================
  Cash payments for income taxes                                        $    307,290    $     261,528
                                                                        =============================
Supplemental Disclosure of Noncash Financing Transactions
  Dividends declared, accrued and deducted from retained earnings       $    127,299    $      84,649
                                                                        =============================


See Notes to Condensed Consolidated Financial Statements.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at September 30, 1997, which is has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Company.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

________________________________________________________________________________

NOTE 3.  Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," and Statement of Position 3-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding. The following are reconciliations of the amounts used in the per share calculations:


                                                        For the Three Months Ended March 31, 1998
                                                  -----------------------------------------------------
                                                         Income           Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                  -----------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders                  $    145,570           1,673,749      $  0.09


                                                        For the Six Months Ended March 31, 1998
                                                  -----------------------------------------------------
                                                         Income           Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                  -----------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders                  $    303,885           1,698,862      $  0.18


                                                        For the Three Months Ended March 31, 1997
                                                  -----------------------------------------------------
                                                         Income           Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                  -----------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders                  $    296,232           1,698,096      $  0.17


                                                        For the Six Months Ended March 31, 1997
                                                  ----------------------------------------------------
                                                         Income           Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                  ----------------------------------------------------
BASIC AND DILUTED EPS
Income available to stockholders                  $    598,451           1,698,096      $  0.35

NOTE 4. DIVIDENDS DECLARED

On March 24, 1998, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $.05 per share for stockholders of record as of April 10, 1998 and payable on April 24, 1998. The dividends declared were accrued and reported as other liabilities in the March 31, 1998 consolidated statement of financial condition.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND SEPTEMBER 30, 1997:

Total assets decreased by $3.1 million to $61.3 million at March 31, 1998 from $64.4 million at September 30, 1997. Net loans receivable decreased by $4.0 million to $42.5 million at March 31, 1998 from $46.5 million at September 30, 1997. Cash and cash equivalents, including federal funds sold, increased by $1.3 million to $8.0 million at March 31, 1998 from $6.8 million at September 30, 1997. Investment securities decreased by $505,000 to $9.5 million at March 31, 1998 from $10.0 million at September 30, 1997. During the six months ended March 31, 1998, investment securities totaling $5.1 million were sold in order to pay off the Company's note payable described below, $1.5 million of securities were called, $5.8 million of securities were purchased, and the fair value of the securities available for sale portfolio increased by $319,000. Deposits increased by $2.0 million to $45.2 million at March 31, 1998 from $43.1 million at September 30, 1997. The Company repaid the $5.5 million note payable which was incurred in September of 1997, thus eliminating the Company's external debt. Retained earnings increased by $131,000 during the current period to $9.6 million at March 31, 1998, which is attributable to the Company's earnings of $304,000 for the six months ended March 31, 1998, less cash dividends declared of $173,000.

At March 31, 1998, the Company's capital amounted to $15.1 million, which as a percentage of total consolidated assets was 24.7%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank had no loans which were nonperforming at March 31, 1998. The Bank's nonperforming loans as a percentage of total loans outstanding was .00% and .06% at March 31, 1998 and September 30, 1997, respectively. During the six month period ended March 31, 1998, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank only incurred $50 in net loan charge-offs during the six months ended March 31, 1998. As a result, and based on management's analysis of the adequacy of its allowances, $6,000 was provided to the loan loss allowance during the six month period ended March 31, 1998. Such amounts were added as a general valuation allowance primarily due to the increase in the Bank's loan portfolio during the period.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997:

GENERAL. Net income for the three months ended March 31, 1998 was $146,000 compared to $296,000 earned during the same quarter in 1997. Net income for the six months ended March 31, 1998 was $304,000 compared to $598,000 earned during the same period in 1997. As discussed below, the decrease in net income was primarily attributable to a decrease in net interest income for the three and six month periods ended March 31, 1998, as compared to the same period in 1997, due to a lower level of loans and investment securities and moderate deposit growth. In October 1997, the Company liquidated certain investment securities and utilized the cash to repay a $5.5 million note payable incurred in September 1997 due to a $6.00 per share return of capital dividend.

INTEREST INCOME. Interest income decreased by $103,000 from $1.3 million for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998. Interest income decreased by $216,000 from $2.5 million for the six months ended March 31, 1997 to $2.3 million for the six months ended March 31, 1998. The decrease was attributable to a lower level of interest-earning assets, primarily loans receivable and investment securities, which were outstanding during the first two quarters of this year in comparison to the same two quarters a year earlier. Interest-earning assets amounted to $60.0 million at March 31, 1998 as compared to $67.9 million at March 31, 1997. The Company utilized investment securities as the funding source to pay a $11.5 million return of capital dividend. Approximately 98% of the Company's assets were interest-earning at March 31, 1998, and approximately 71% of such interest-earning assets were held in the form of loans receivable.

INTEREST EXPENSE. Interest expense increased by $58,000 from $475,000 for the three months ended March 31, 1997 to $533,000 for the three months ended March 31, 1998. Interest expense increased by $121,000 from $965,000 for the six months ended March 31, 1997 to $1.1 million for the six months ended March 31, 1998. The increase was attributable to a higher level of interest-bearing liabilities outstanding during the first two quarters of this year in comparison to the same two quarters a year earlier, while the cost of funds remained fairly stable.

NET INTEREST INCOME. Net interest income decreased by $161,000 from $789,000 for the three months ended March 31, 1997 to $628,000 for the three months ended March 31, 1998. Net interest income decreased by $337,000 from $1.6 million for the six months ended March 31, 1997 to $1.2 million for the six months ended March 31, 1998. This decrease resulted from the combination of an decrease in the volume of interest-earning assets and a increase in the volume of interest-bearing liabilities between the periods.

PROVISION FOR LOAN LOSSES. The Bank added $6,000 in loan loss provisions during the first and second quarters of fiscal year 1997 and during the first quarter of fiscal year 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________

experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The Bank's loan loss provisions were relatively minor during the three and six month periods ended March 31, 1997 and 1998 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding. At March 31, 1998, the Bank's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

NONINTEREST EXPENSE. Noninterest expense increased by $84,000 to $411,000 for the three month period ended March 31, 1998 from $327,000 for the comparable quarter in 1997, and by $133,000 to $793,000 for the six month period ended March 31, 1998 from $660,000 for the comparable period in 1997. The increase is principally as a result of an increase in compensation expense resulting from the establishment of the Bank's Management Recognition Plan as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods.

On April 17, 1997, the Company's stockholders approved the Bank's Management Recognition Plan ("MRP") which reserved for issuance 73,600 shares of common stock to all officers, directors, and employees at the time of adoption. The restricted common stock under the MRP vests at the rate of 20% annually beginning at the date of grant. The expense associated with the MRP amounted to $58,000 and $115,000 for the three and six months ended March 31, 1998, and is included in compensation expense on the consolidated statement of income.

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

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, increased by $1.2 million during the six months ended March 31, 1998. As reported in the consolidated statement of cash flows, such increase occurred as a result of deposit growth and sales of investment securities, offset somewhat by repayment of debt.

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1998 was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

________________________________________________________________________________

Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

YEAR 2000:

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Management's estimate of the cost for becoming Year 2000 compliant to be approximately $160,000.

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

                  Not applicable

        Item 3.   Defaults Upon Senior Securities

                  Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders was held on January 16, 1998. The purpose of the meeting was to elect three directors for the Company for three year terms and to ratify the selection of McGladrey & Pullen, LLP as the independent auditor of the Company for the fiscal year ending September 30, 1998. The following table sets for information as to each of the votes:


                                                       Votes Against       Abstentions and
                 Matter                 Votes For       or Withheld        Broker Non-Votes
--------------------------------------------------------------------------------------------
Ratify selection of Auditor             1,613,794             3,000                 10,556
James W. Mason, Director                1,599,870            27,480                 -
Clifton P. Buie, Director               1,610,370            16,980                 -
John W. Hudson, Director                1,611,270            16,080                 -

        Item 5.   Other Information

                  Not applicable

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibit
                       -------

                       (3)(i) and (3)(ii)    Previously reported.
                       (4)                   Previously reported.
                       (10)                  Previously reported.
                       (11)                  Previously reported.
                       (27)                  Financial Data Schedule.

                  (b)  Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SCOTLAND BANCORP, INC.

     Dated    May 1, 1998                By: s/s William C. Fitzgerald, III
          ---------------------              -----------------------------------

                                         William C. Fitzgerald, III
                                         President and CEO

     Dated    May 1, 1998                By: s/s Debora B. Steagall
          ---------------------              -----------------------------------
                                         Debora B. Steagall
                                         Assistant Treasurer