Form 10QSB
period 1998-06-30
SCOTLAND BANCORP INC
filed 1998-08-03
CIK 1004521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended          June 30, 1998
                                        -------------------------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________


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

As of August 1, 1998 there were issued and outstanding 1,913,600 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                      SCOTLAND BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                    Pages
                                                                                                  -----
      Item 1.  Financial Statements

    Condensed consolidated statements of financial condition at September 30,
    1997 and June 30, 1998 (unaudited)                                                               1

    Condensed consolidated statements of income for the three months ended
    June 30, 1997 and 1998 (unaudited)                                                               2

    Condensed consolidated statements of income for the nine months ended
    June 30, 1997 and 1998 (unaudited)                                                               3

    Condensed consolidated statements of cash flows for the nine months ended
    June 30, 1997 and 1998 (unaudited)                                                              4-5

    Notes to condensed consolidated financial statements (unaudited)                                6-8

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                           9-12

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                    13
      Item 2.  Changes in Securities and Use of Proceeds                                            13
      Item 3.  Defaults upon Senior Securities                                                      13
      Item 4.  Submission of Matters to a Vote of Security Holders                                  13
      Item 5.  Other Information                                                                    13
      Item 6.  Exhibits and Reports on Form 8-K                                                     13

      Signatures                                                                                    14

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Scotland Bancorp., Inc. and Subsidiary that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 September 30, 1997 and June 30, 1998

                                                                               September 30,          June 30,
 ASSETS                                                                             1997                1998
 ------------------------------------------------------------------------------------------------------------------
                                                                                    (Note 2)          (Unaudited)
 Cash and cash equivalents, including federal funds sold                      $     6,758,248     $      6,239,130
 Securities held to maturity, at amortized cost                                       500,000              500,000
 Securities available for sale, at fair value                                       8,460,850            8,015,727
 Nonmarketable equity securities                                                      599,400              599,400
 Loans receivable, net                                                             46,463,348           44,126,120
 Mortgage-backed securities, held to maturity, at amortized cost                      418,657              337,690
 Accrued interest receivable                                                          210,759              208,962
 Property and equipment, net                                                          792,359              767,577
 Prepaid expenses and other assets                                                    195,666              287,270
                                                                            ---------------------------------------
               Total assets                                                   $    64,399,287     $     61,081,876
                                                                            =======================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------------------------------------------------------------------------------------
 Liabilities:
    Deposits                                                                  $    43,139,725     $     44,786,223
    Note payable                                                                    5,500,000                   -
    Accounts payable and accrued expenses                                             447,422              202,885
    Advance payments by borrowers for taxes and insurance                             160,229              195,652
    Deferred income taxes                                                             553,766              670,803
    Income taxes payable                                                               37,383                   -
                                                                            ---------------------------------------
               Total liabilities                                                   49,838,525           45,855,563
                                                                            ---------------------------------------
 Stockholders' Equity
    Preferred stock, no par value, authorized 5,000,000 shares,
       none issued                                                                         -                    -
    Common stock, no par value, authorized 20,000,000 shares,
       1,913,600 shares issued                                                             -                    -
    Additional paid-in capital                                                      7,939,945            7,927,648
    Note receivable from ESOP                                                      (1,708,545)          (1,606,395)
    Unrealized gain on securities available for sale, net of tax                      518,552              720,518
    Deferred management recognition plan                                             (824,167)            (651,667)
    Unearned compensation                                                            (834,558)            (818,508)
    Retained earnings, substantially restricted                                     9,469,535            9,654,717
                                                                            ---------------------------------------
               Total stockholders' equity                                          14,560,762           15,226,313
                                                                            ---------------------------------------
               Total liabilities and stockholders' equity                     $    64,399,287     $     61,081,876
                                                                            =======================================

See Notes to Condensed Consolidated Financial Statements.

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 Three Months Ended June 30, 1997 and 1998

                                                                                    1997                1998
 ------------------------------------------------------------------------------------------------------------------
 Interest and dividend income:
    Loans                                                                     $     1,000,223     $        914,864
    Investment securities                                                             227,996              102,218
    Mortgage-backed securities                                                         12,634                9,357
    Short-term cash investments                                                        55,935              112,582
                                                                           ----------------------------------------
               Total interest income                                                1,296,788            1,139,021
                                                                           ----------------------------------------
 Interest expense on deposits:                                                        501,376              529,322
                                                                           ----------------------------------------
               Net interest income                                                    795,412              609,699
 Provision for loan losses                                                              6,000                  -
                                                                           ----------------------------------------
                Net interest income after provision for loan losses                   789,412              609,699
                                                                           ----------------------------------------
 Noninterest income:
    Service charges and fees                                                           14,291               12,866
    Other                                                                             239,932                3,751
                                                                           ----------------------------------------
                                                                                      254,223               16,617
                                                                           ----------------------------------------
 Noninterest expense:
    Compensation and employee benefits                                                466,155              263,027
    Occupancy                                                                          20,475               20,012
    Insurance                                                                           3,544                9,699
    Data processing                                                                    23,261               26,365
    Furniture and fixture expense                                                       5,994                8,874
    Other                                                                             105,557               75,716
                                                                           ----------------------------------------
                                                                                      624,986              403,693
                                                                           ----------------------------------------
               Income before income taxes                                             418,649              222,623
 Income taxes                                                                         158,269               83,981
                                                                           ----------------------------------------
               Net income                                                     $       260,380     $        138,642
                                                                           ========================================

 Basic earnings per share                                                     $          0.15     $           0.08
                                                                           ========================================
 Diluted earnings per share                                                   $          0.15     $           0.08
                                                                           =======================================
 Dividends per share                                                          $         0.075     $           0.05
                                                                           =======================================

See Notes to Condensed Consolidated Financial Statements.

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 Nine Months Ended June 30, 1997 and 1998


                                                                                    1997                1998
 ------------------------------------------------------------------------------------------------------------------
 Interest and dividend income:
    Loans                                                                     $     2,932,001     $      2,813,414
    Investment securities                                                             705,847              289,078
    Mortgage-backed securities                                                         39,846               31,905
    Short-term cash investments                                                       168,340              337,679
                                                                           ----------------------------------------
               Total interest income                                                3,846,034            3,472,076
                                                                           ----------------------------------------
 Interest expense:
    Deposits                                                                        1,465,630            1,613,525
    FHLB advances and note payable                                                        897                1,986
                                                                           ----------------------------------------
               Total interest expense                                               1,466,527            1,615,511
                                                                           ----------------------------------------
               Net interest income                                                  2,379,507            1,856,565
 Provision for loan losses                                                             18,000                6,000
                                                                           ----------------------------------------
                Net interest income after provision for loan losses                 2,361,507            1,850,565
                                                                           ----------------------------------------
 Noninterest income:
    Service charges and fees                                                           40,229               36,978
    Other                                                                             252,363               17,272
                                                                           ----------------------------------------
                                                                                      292,592               54,250
                                                                           ----------------------------------------
 Noninterest expense:
    Compensation and employee benefits                                                824,798              760,823
    Occupancy                                                                          64,150               64,260
    Insurance                                                                          21,524               28,529
    Data processing                                                                    71,077               75,471
    Furniture and fixture expense                                                      19,365               22,153
    Other                                                                             284,263              245,250
                                                                           ----------------------------------------
                                                                                    1,285,177            1,196,486
                                                                           ----------------------------------------
               Income before income taxes                                           1,368,922              708,329
 Income taxes                                                                         510,091              265,802
                                                                           ----------------------------------------
               Net income                                                     $       858,831     $        442,527
                                                                           ========================================

 Basic earnings per share                                                     $          0.50     $           0.26
                                                                           ========================================
 Diluted earnings per share                                                   $          0.50     $           0.26
                                                                           ========================================
 Dividends per share                                                          $         0.225     $           0.15
                                                                           ========================================

See Notes to Condensed Consolidated Financial Statements.

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 Nine Months Ended June 30, 1997 and 1998

                                                                                    1997                1998
 ------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
    Net income                                                                $       858,831     $        442,527
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                    32,366               24,782
       Deferred income taxes                                                          121,885               (6,747)
       ESOP compensation expense (income)                                              11,331              (12,297)
       Amortization of deferred management recognition plan                           268,333              172,500
       Amortization of unearned compensation                                               -                16,050
       Changes in assets and liabilities:
         (Increase) decrease in:
            Prepaid expenses and other assets                                        (284,708)             (91,604)
            Accrued interest receivable                                                14,877                1,797
         Decrease in:
            Accrued expenses and other liabilities                                     (5,992)            (196,223)
            Special SAIF assessment                                                  (320,750)                  -
            Income taxes payable                                                      (52,773)             (37,383)
                                                                             --------------------------------------
               Net cash provided by operating activities                              643,400              313,402
                                                                             --------------------------------------
 Cash Flows From Investing Activities
    Net (increase) decrease in loans receivable                                    (2,844,048)           2,337,228
    Principal payments received on mortgage-backed securities                         103,337               80,967
    Net decrease in investment securities                                           1,217,631              770,873
    Purchase of property and equipment                                                (15,002)                  -
                                                                             --------------------------------------
               Net cash provided by (used in) investing activities                 (1,538,082)           3,189,068
                                                                             --------------------------------------
 Cash Flows From Financing Activities
    Net increase in deposits                                                           41,527            1,646,498
    Repayment of note payable                                                              -            (5,500,000)
    Cash dividends paid                                                              (381,835)            (305,659)
     Repayment of ESOP debt                                                            63,747              102,150
    Decrease in advance payments by borrowers
        for taxes and insurance                                                        65,500               35,423
                                                                             --------------------------------------
               Net cash used in financing activities                                 (211,061)          (4,021,588)
                                                                             --------------------------------------
               Net decrease in cash and cash equivalents                           (1,105,743)            (519,118)
 Cash and cash equivalents, including federal funds sold:
    Beginning                                                                       5,105,923            6,758,248
                                                                             --------------------------------------
    Ending                                                                    $     4,000,180     $      6,239,130
                                                                             ======================================

 SCOTLAND BANCORP, INC. AND SUBSIDIARY


 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 Nine Months Ended June 30, 1997 and 1998

                                                                                    1997                1998
 ------------------------------------------------------------------------------------------------------------------
 Supplemental Disclosure of Cash Flow Information:
    Cash payments for interest                                                $     1,446,567     $      1,629,886
                                                                             ======================================
    Cash payments for income taxes                                            $       455,290     $        360,727
                                                                             ======================================
 Supplemental Disclosure of Noncash Financing Transactions
    Dividends declared, accrued and deducted from retained earnings           $       133,088     $         84,774
                                                                             ======================================
    Issuance of common stock for the Management Recognition Plan              $     1,150,000     $             -
                                                                             ======================================

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


Note 2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at September 30, 1997, which has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Scotland Savings Bank. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Company.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

Note 3. Earnings Per Share

Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the Bank's employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding. MRP restricted stock awards for the three and nine month periods ended June 30, 1998 have not been included since they are anti-dilutive. The following are reconciliations of the amounts used in the per share calculations:

                                                              For the Three Months Ended June 30, 1998
                                                   ---------------------------------------------------------------
                                                           Income               Shares            Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
Basic and Diluted EPS
Income available to stockholders                  $              138,642          1,656,239 $               0.08
                                                                                             =====================
                                                              For the Nine Months Ended June 30, 1998
                                                   ---------------------------------------------------------------
                                                           Income               Shares            Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
Basic and Diluted EPS
Income available to stockholders                  $              442,527          1,684,654 $               0.26
                                                                                             =====================
                                                              For the Three Months Ended June 30, 1997
                                                   ---------------------------------------------------------------
                                                          Income               Shares             Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
Basic EPS
Income available to stockholders                  $              260,380           1,716,676 $              0.15
                                                                                             =====================

Effect of dilutive securities
MRP restricted stock awards                       $               -                    1,322
Stock options                                                     -                    4,148
                                                   ------------------------------------------

Diluted EPS
Income available to stockholders                  $              260,380           1,722,146 $              0.15
                                                                                             =====================

SCOTLAND BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

Note 3.     Earnings Per Share (Continued)

                                                              For the Nine Months Ended June 30, 1997
                                                   ---------------------------------------------------------------
                                                          Income               Shares             Per Share
                                                        (Numerator)         (Denominator)           Amount
                                                   ---------------------------------------------------------------
Basic EPS
Income available to stockholders                   $         858,831          1,715,292      $               0.50
                                                                                             =====================

Effect of dilutive securities
MRP restricted stock awards                        $           -                  1,322
Stock options                                                  -                  4,148
                                                   -------------------------------------

Diluted EPS
Income available to stockholders                   $         858,831          1,720,762      $               0.50
                                                                                             =====================


Note 4.     Dividends Declared

On June 17, 1998, the Board of Directors of Scotland Bancorp, Inc. declared a dividend of $.05 per share for stockholders of record as of July 10, 1998 and payable on July 24, 1998. The dividends declared were accrued and reported as other liabilities in the June 30, 1998 consolidated statement of financial condition.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 1998 and September 30, 1997:

Total assets decreased by $3.3 million to $61.1 million at June 30, 1998 from $64.4 million at September 30, 1997. Net loans receivable decreased by $2.4 million to $44.1 million at June 30, 1998 from $46.5 million at September 30, 1997. Cash and cash equivalents, including federal funds sold, decreased by $519,000 to $6.2 million at June 30, 1998 from $6.8 million at September 30, 1997. Investment securities decreased by $526,000 to $9.5 million at June 30, 1998 from $10.0 million at September 30, 1997. During the nine months ended June 30, 1998, investment securities totaling $5.1 million were sold in order to pay off the Company's note payable described below, $1.5 million of securities were called, $5.8 million of securities were purchased, and the fair value of the securities available for sale portfolio increased by $326,000. Deposits increased by $1.7 million to $44.8 million at June 30, 1998 from $43.1 million at September 30, 1997. The Company repaid the $5.5 million note payable which was incurred in September of 1997, thus eliminating the Company's external debt. Retained earnings increased by $185,000 during the current period to $9.7 million at June 30, 1998, which is attributable to the Company's earnings of $443,000 for the nine months ended June 30, 1998, less cash dividends declared of $257,000.

At June 30, 1998, the Company's capital amounted to $15.2 million, which as a percentage of total consolidated assets was 24.9%, and was considerably in excess of the regulatory capital requirements at such date.

The Bank considers all loans past due 90 days or more to be nonperforming, even though a loan may have sufficient collateral and/or the Bank ultimately expects to receive all delinquent payments. The Bank had no loans which were nonperforming at June 30, 1998. The Bank's nonperforming loans as a percentage of total loans outstanding was .00% and .06% at June 30, 1998 and September 30, 1997, respectively. During the nine month period ended June 30, 1998, the Bank's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Bank has not incurred any loan charge-offs during the nine months ended June 30, 1998. As a result, and based on management's analysis of the adequacy of its allowances, only $6,000 was provided to the loan loss allowance during the nine month period ended June 30, 1998.

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Nine Months Ended June 30, 1998 and 1997:

General. Net income for the three months ended June 30, 1998 was $139,000 compared to $260,000 earned during the same quarter in 1997. Net income for the nine months ended June 30, 1998 was $443,000 compared to $859,000 earned during the same period in 1997. As discussed below, the decrease in net income was primarily attributable to a decrease in net interest income for the three and nine month periods ended June 30, 1998, as compared to the same period in 1997, due to a lower level of loans and investment securities and moderate deposit growth. In October 1997, the Company liquidated certain investment securities and utilized the cash to repay a $5.5 million note payable incurred in September 1997 due to a $6.00 per share return of capital dividend.

Interest income. Interest income decreased by $158,000 from $1.3 million for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. Interest income decreased by $374,000 from $3.8 million for the nine months ended June 30, 1997 to $3.5 million for the nine months ended June 30, 1998. The decrease was attributable to a lower level of interest-earning assets, primarily loans receivable and investment securities, which were outstanding during the first three quarters of this year in comparison to the same three quarters a year earlier. Interest-earning assets amounted to $59.3 million at June 30, 1998 as compared to $67.6 million at June 30, 1997. The Company utilized investment securities as the funding source to pay a $11.5 million return of capital dividend. Approximately 97% of the Company's assets were interest-earning at June 30, 1998, and approximately 74% of such interest-earning assets were held in the form of loans receivable.

Interest Expense. Interest expense increased by $28,000 from $501,000 for the three months ended June 30, 1997 to $529,000 for the three months ended June 30, 1998. Interest expense increased by $149,000 from $1.5 million for the nine months ended June 30, 1997 to $1.6 million for the nine months ended June 30, 1998. The increase was attributable to a higher level of interest-bearing liabilities outstanding during the first three quarters of this year in comparison to the same three quarters a year earlier, while the cost of funds remained fairly stable.

Net interest income. Net interest income decreased by $185,000 from $795,000 for the three months ended June 30, 1997 to $610,000 for the three months ended June 30, 1998. Net interest income decreased by $523,000 from $2.4 million for the nine months ended June 30, 1997 to $1.9 million for the nine months ended June 30, 1998. This decrease resulted from the combination of an decrease in the volume of interest-earning assets and a increase in the volume of interest-bearing liabilities between the periods.

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

The Bank's loan loss provisions were relatively minor during the three and nine month periods ended June 31, 1997 and 1998 because the Bank's level of nonperforming loans has remained consistently low (or the Bank had no nonperforming loans) in relation to prior periods and total loans outstanding. At June 30, 1998, the Bank's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest expense. Noninterest expense decreased by $221,000 to $404,000 for the three month period ended June 30, 1998 from $625,000 for the comparable quarter in 1997, and by $89,000 to $1.2 million for the nine month period ended June 30, 1998 from $1.3 million for the comparable period in 1997. The decrease is principally as a result of an increase in compensation expense resulting from the establishment of the Bank's Management Recognition Plan ("MRP") during the three months ended June 30, 1997, as discussed below. Other categories of noninterest expense fluctuated by insignificant amounts between the periods.

On April 17, 1997, the Company's stockholders approved the Bank's "MRP" which reserved for issuance 73,600 shares of common stock to all officers, directors, and employees at the time of adoption. The restricted common stock under the MRP vests at the rate of 20% on the date of grant and 20% annually thereafter. The expense associated with the MRP amounted to $268,000 for the three and nine months ended June 30, 1997, and to $58,000 and $173,000 for the three and nine months ended June 30, 1998, respectively, and is included in compensation expense on the consolidated statement of income.

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

SCOTLAND BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

One form of liquidity, which is made up of cash and cash equivalents and federal funds sold, decreased by $519,000 during the nine months ended June 30, 1998. As reported in the consolidated statement of cash flows, such decrease occurred as a result of the repayment of debt, offset by deposit growth, a decrease in loans receivable and sales of investment securities.

As a state chartered stock savings bank, Scotland Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at June 30, 1998 was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

       Item 2.   Changes in Securities and Use of Proceeds

                 Not applicable


       Item 3.   Defaults Upon Senior Securities

                 Not applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 Not applicable

       Item 5.   Other Information

                 Not applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a)      Exhibit
                           (27)                      Financial Data Schedule.

                 (b)      Not applicable

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Scotland Bancorp, Inc.

        Dated      August 1, 1998           By:   /s/ William C. Fitzgerald, III
             ----------------------               ------------------------------
                                                  William C. Fitzgerald, III
                                                  President and CEO

        Dated      August 1, 1998           By:    /s/ Debora B. Steagall
             ----------------------               ------------------------------
                                                  Debora B. Steagall
                                                  Assistant Treasurer