Form 10KSB
period 1998-09-30
SCOTLAND BANCORP INC
filed 1998-12-18
CIK 1004521

                                 UNITED STATES
                       ----------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended  September 30, 1998
                                                    ----------------------

                         Commission file number        1-14266
                                                    ----------------------

                            SCOTLAND BANCORP, INC.
                (Name of small business issuer in its charter)

         North Carolina                                   56-1955133
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        505 South Main Street,
         Post Office Box 1468                             28353-1468
        Laurinburg, North Carolina                        ----------
------------------------------------------                (Zip Code)
(Address of principal executive offices)

                                (910) 276-2703
                          --------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   Common Stock, no par value                  American Stock Exchange
----------------------------------   ------------------------------------------
       (Title of class)              (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Yes. X   No
---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $4,638,721

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Common Stock, no par value -- $16,657,956 (based on the price at which the stock was sold on December 11, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, no par value                  1,913,600
       --------------------------       ----------------------------------
              (Class)                   (Outstanding at December 11, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended September 30, 1998 (the "1998 Annual Report"), are incorporated by reference into Part I and
Part II. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

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

         At September 30, 1998, the Company had total assets of $60,730,000, net loans of $42,485,000, deposits of $44,271,000, investment securities of $16,137,000 and stockholders' equity of $15,337,000.

         At September 30, 1998, the Company and the Bank had a total of 13 employees, all of whom are full-time.

         On August 26, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement") with Centura Banks, Inc., a North Carolina corporation ("Centura") that is a bank holding company registered with the Federal Reserve. The Merger Agreement provides for the following transactions to effect the proposed merger of the Company with and into Centura (the "Merger"):

      1. Centura will create Scotland Acquisition Corporation, a North Carolina business corporation, as a wholly-owned subsidiary;

      2. Scotland Acquisition Corporation will merge with and into the Company, making the Company a wholly-owned subsidiary of Centura;

         3. The Bank will merge with and into Centura Bank, Centura's wholly-owned bank subsidiary, and thereafter the Bank's two offices will operate as branches of Centura Bank;

         4. The Company will merge with and into Centura.

         The Merger is subject to certain regulatory approvals. Centura has applied to (i) the Federal Reserve for approval to acquire the Company and to merge the Company with and into Centura and to merge the Bank into Centura Bank and to establish new branch offices at the Bank's current offices and (ii) the North Carolina Commissioner of Banks and the North Carolina Banking Commission for the merger of the Bank into Centura Bank and the establishment of new branches at the Bank's current offices. The Company has applied to the Administrator of the Savings Institutions Division, North Carolina Department of Commerce for approval for its merger with Scotland Acquisition Corporation and Centura and for the merger of the Bank into Centura Bank.

         The Merger also is subject to approval from the Company's stockholders. The proposal to approve the Merger Agreement and Merger will be considered at the Company's 1999 annual meeting to be held on January 28, 1999. The Merger will not occur if the Company and Centura do not receive all the required regulatory approvals and the Company does not receive stockholder approval at the annual meeting in January 1999. If stockholder and all regulatory approvals are received, the Company and Centura anticipate consummating the Merger on February 5, 1999.

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

         The Bank's management monitors interest rate sensitivity through the use of a model which estimates the change in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The table below presents the Bank's NPV at September 30, 1998, as calculated by the FHLB, based on quarterly information voluntarily provided to the FHLB by the Bank. Certain assumptions were employed by the FHLB in preparing the table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth below.

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


                                     Estimated Change in                          NPV as a % of PV of Assets
                                     Net Portfolio Value                       ----------------------------------
                       -------------------------------------------------
Change in Rates        $ Amount        $Change(1)               % Change(2)     NPV Ratio(3)            Change(4)
---------------      ------------------------------------------------------     ----------------------------------
                                  (Dollars in Thousands)
+400 bp                 $10,317           $(5,143)                  -33%           17.33%                -864 bp

+300 bp                 $11,641           $(3,819)                  -25%           19.55%                -642 bp

+200 bp                 $12,965           $(2,495)                  -16%           21.78%                -419 bp

+100 bp                 $14,213           $(1,247)                  - 8%           23.87%                -210 bp

   0 bp                 $15,460               ---                    ---           25.97%                    ---

-100 bp                 $16,537           $ 1,077                     7%           27.77%                +180 bp

-200 bp                 $17,614           $ 2,154                    14%           29.58%                +361 bp

-300 bp                 $18,909           $ 3,449                    22%           31.76%                +579 bp

-400 bp                 $20,204           $ 4,744                    31%           33.93%                +796 bp

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

         At September 30, 1998, a change in interest rates of a positive 200 basis points would have resulted in a 419 basis point decrease in NPV as a percentage of the present value of the Bank's total assets while a change in interest rates of a negative 200 basis points would have resulted in a 361 basis point increase in NPV as a percentage of the present value of the Bank's total assets.

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

Lending Activities

         General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by improved nonresidential real estate (including loans secured by undeveloped real estate), construction loans, unsecured loans, loans secured by motor vehicles and other personal property, mobile home loans, savings account loans and other loans. The Bank's net loan portfolio totaled approximately $42.5 million on September 30, 1998, or 70.0% of its total assets. On that date, approximately $36.4 million or 85.7% of loans outstanding consisted of loans secured by mortgages on one-to-four family residential properties; $2.5 million or 5.9% were loans secured by multifamily residential properties; approximately $775,000 or 1.8% of loans were secured by non-residential real estate; approximately $400,000 net of loans in process or 0.9% were loans secured by residential construction loans; approximately $2.4 million or 5.7% were line of credit loans; and approximately $437,000 or 1.0% were loans secured by savings accounts, automobiles or other collateral. As of September 30, 1998, 99% of the loans in the Bank's real estate loan portfolio were secured by properties in North Carolina. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

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


                                                                         At September 30,
                                                                         ----------------
                                                           1998                                    1997
                                                           ----                                    ----
                                                                     % of                                   % of
                                                    Amount           Total                 Amount          Total
                                                    ------           -----                 ------          -----
                                                                        (Dollars in Thousands)

Real estate loans:
  Residential 1-4 family                            $36,424         85.73%                $41,018         88.28%
  Residential multi-family                            2,514          5.92%                  2,052          4.42%
  Nonresidential real estate                            755          1.78%                    907          1.95%
  Residential construction                            1,593          3.75%                    634          1.36%
  Line of credit                                      2,406          5.66%                  2,540          5.47%
                                                    -------        -------                -------        -------
     Total real estate loans                         43,692        102.84%                 47,151        101.48%
                                                    -------        -------                -------        -------

 Consumer loans:
 Passbook or certificate                                 50          0.12%                     71          0.15%
 Automobile                                             209          0.49%                    119          0.26%
 Other                                                  178          0.42%                    201          0.43%
                                                    -------        -------                -------        -------
   Total consumer loans                                 437          1.03%                    391          0.84%
                                                    -------        -------                -------        -------

Less:
 Deferred loan fees                                     197          0.46%                    216          0.46%
 Loans in process                                     1,192          2.81%                    614          1.32%
 Allowance for loan losses                              255          0.60%                    249          0.54%
                                                    -------        -------                -------        -------
     Total reductions                                 1,644          3.87%                  1,079          2.32%
                                                    -------        -------                -------        -------

Total loans receivable, net                         $42,485        100.00%                $46,463        100.00%
                                                    =======        =======                =======        =======

         Loan Maturity Schedule. The following table sets forth the time to contractual maturity of the Bank's loan portfolio at September 30, 1998. Loans which have adjustable rates and fixed rates and other loans all are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments. Prepayments and scheduled repayments in the loan portfolio totaled $12.7 million and $7.1 million in the fiscal years ended September 30, 1998, and 1997, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                    At September 30, 1998
                                   -------------------------------------------------------------------------------------
                                                      Over 1         Over 3         Over 5
                                     One Year         Year to       Years to       Years to        Over 10
                                      Or Less         3 Years        5 Years       10 Years         Years          Total
                                    ---------        --------       --------       --------        -------         -----
                                                                         (In Thousands)
Mortgage loans:
 Adjustable rate 1-4 family
          residential                $     40        $    214       $    414       $    734       $ 16,866       $ 18,268
  Fixed rate 1-4 family
         residential                       72             296            327          4,155         16,488         21,338
  Other adjustable rate real
          estate loans                  1,932              51             56            115             98          2,252
  Other fixed rate real estate
          loans                            66              19             --             74            286            445
Other loans                               207             102            123              5             --            437
Less:
  Allowance for loan losses              (255)             --             --             --             --           (255)
                                     --------        --------       --------       --------       --------       --------
                                     $  2,062        $    682       $    920       $  5,083       $ 33,738       $ 42,485
                                     ========        ========       ========       ========       ========       ========

         The following table sets forth the dollar amount at September 30, 1998 of all loans maturing or repricing on or after September 30, 1999 which have fixed or adjustable interest rates.

                                                                                                   Fixed       Adjustable
                                                                                                   Rates         Rates
                                                                                                   -----       ----------
                                                                                                      (In Thousands)
Mortgage loans                                                                                     $21,645        $18,548
Other loans                                                                                            230
                                                                                                   -------        -------
                                                                                                   $21,875        $18,548
                                                                                                   =======        =======

         Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community- oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in Scotland and Moore Counties, North Carolina and in contiguous counties. On September 30, 1998, approximately 85.7% of the Bank's total net real estate loan portfolio consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loans, 50.0% had adjustable interest rates.

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

         Residential Multifamily. At September 30, 1998, the Bank had approximately $2.5 million in outstanding loans secured by multifamily residential real estate, comprising approximately 5.9% of its loan portfolio as of that date. Substantially all of the Bank's loans secured by multifamily residential real estate have adjustable rates. Such loans are typically made to a maximum of 75% of the lesser of the purchase price or appraised value of the property for a maximum term of 20 years. All such loans are personally guaranteed by individuals.

         Nonresidential Real Estate Lending. On September 30, 1998, the Bank had $755,000 in outstanding loans secured by nonresidential real estate, comprising approximately 1.8% of its net loan portfolio as of that date. Most of these loans are secured by office, retail, other commercial real estate, as well as church properties, and have adjustable interest rates. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans. Loans secured by commercial real estate and undeveloped land generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As of September 30, 1998, the largest nonresidential real estate loan in the Bank's loan portfolio totaled $92,000. This loan was performing in accordance with the original loan contract.

         Lines of Credit. At September 30, 1998, the Bank had approximately $2.4 million in line of credit loans, representing approximately 5.7% of its net loan portfolio. These loans are often originated at the time of the closing of a one-to-four family residential real estate loan secured by the same property. The Bank's home equity lines of credit have adjustable interest rates tied to prime interest rates plus a margin. The home equity lines of credit require monthly payments until the loan is paid in full. Home equity lines of credit are generally secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security. Because home equity loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable interest rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. The Bank intends to continue to emphasize its home equity program. The presence of home equity loans in the Bank's portfolio allows the institution to manage the interest sensitivity of its assets and liabilities because home equity lines of credit have adjustable rates which are subject to change monthly and without any significant rate caps.

         Construction Lending. The Bank makes construction loans primarily for the construction of single-family dwellings. The aggregate outstanding balance of such loans on September 30, 1998 was approximately $400,000, net of loans in process, representing approximately 0.9% of the Bank's net loan portfolio. Most of these loans were made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one-to-four family residential loans. Construction loans to persons who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

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

         Consumer Loans. In addition to the loans described above, the Bank also offers loans which are primarily secured by various items of personal property or which are unsecured. As of September 30, 1998, the Bank had approximately $437,000 of such loans outstanding, representing approximately 1.0% of its net loan portfolio. Many of these loans are secured by deposits, new and used motor vehicles, mobile homes and other properties. New and used motor vehicle financing is available for terms of up to four years. Generally, financing of new and current year models does not exceed 80% of the sticker price. Financing of used motor vehicles does not exceed the loan value provided in the current Southeastern Edition of the NADA Used Car Guide.

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

         Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 30-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of September 30, 1998, the Bank had $134,000 in such unfunded mortgage loan commitments. In addition, on such date the Bank had $3.1 million in unfunded commitments for unused lines of credit and letters of credit.

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

         For the years ended September 30, 1998 and 1997, the Bank's loan originations totaled $8.7 million and $8.5 million, respectively.

         In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. Delinquencies on all loans are reviewed monthly by the Board of Directors. The normal procedure followed by the Bank once a loan is classified as delinquent is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1998, the Bank did not own any real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from holding the properties and additions to the valuation allowance are included in operations.

         Accrual of interest income on loans is suspended when, in management's judgment, doubts exist as to the collectibility of additional interest within a reasonable time. Loans are returned to accrual status when management determines, based upon an evaluation of the underlying collateral, together with the borrower's payment record and financial condition, that the borrower has the capability and intent to meet the contractual obligations of the loan agreement. Interest on loans placed on nonaccrual status is generally reversed by the establishment of an allowance for uncollected interest. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. For the fiscal year ended September 30, 1998, interest income that would have been recorded on nonaccrual loans under the original terms of such loans was zero.

         The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans and real estate owned at the dates indicated.


                                                                   At September 30,
                                                                   -----------------
                                                              1998                   1997
                                                              ----                   ----
                                                                 (Dollars in Thousands)
Total nonaccrual loans:
   Mortgage Loans delinquent 90 days or more                $    28                $    30
   Consumer loans delinquent 90 days or more                     --                     --
Real estate owned                                                --                     --
                                                            -------                -------
   Total non-performing assets                              $    28                $    30
                                                            =======                =======
Non-performing loans to total loans                            0.06%                 0.06%

Non-performing assets to total assets                          0.05%                 0.05%

Total assets                                                $60,730                $64,399

Total loans                                                 $42,485                $46,463

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

         As of September 30, 1998, the Bank had $28,000 in loans internally classified as "substandard", none as "doubtful" and none as "loss".

         The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At September 30, 1998, the Bank had no loans in the "special mention" category.

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

         Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank adopted SFAS No. 114 Accounting by Creditors for Impairment of a Loan which was subsequently amended by SFAS No. 118 Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures during 1996. SFAS No. 114 requires that the Bank establish specific loan loss allowances on impaired loans if it is doubtful that all principal and interest due according to the loan terms will be collected. The Bank had one loan amounting to $28,000 which was assessed for impairment at September 30, 1998. This loan is collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amount. Therefore, there is no specific SFAS No. 114 allowance for impaired loans at September 30, 1998. The Bank charged a provision to the allowance for loan losses of $6,000 and $24,000 during the years ended September 30, 1998 and 1997, respectively. These provisions were charged to make the Bank's allowance for loan losses reflect the economic environment and to conservatively reserve for any future loan losses.

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

         The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.




                                                      Year Ended September 30,
                                                      ------------------------

                                                    1998                  1997
                                                    ----                  ----

                                                      (Dollars in Thousands)

Balance, beginning of period                               $ 249      $ 225

Provision for loan losses                                      6         24

Charge-offs                                                   --         --

Recoveries                                                    --         --
                                                           -----      -----
Balance, end of period                                     $ 255      $ 249
                                                           =====      =====
Net charge-offs as a % of average loans outstanding           --         --

Allowance at period end as a % of nonperforming loans     910.71%    830.00%

         The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                                       At September 30,
                                                                       ----------------
                                                         1998                                      1997
                                                         ----                                      ----
                                                                 Amount of                                 Amount of
                                            Amount of            Loans to              Amount of           Loans to
                                            Allowance           Gross Loans            Allowance          Gross Loans
                                            ---------           -----------            ---------          -----------
                                                                    (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family                      $ 124                 82.54%                $  123              86.28%
  Residential multi-family                        6                  5.70%                     5               4.32%
  Nonresidential real estate                     48                  1.71%                    57               1.91%
  Residential construction                        4                  3.61%                     1               1.33%
  Line of credit                                 33                  5.45%                    35               5.34%
                                              -----                -------                ------              ------
     Total real estate loans                    215                 99.01%                   221              99.18%
                                              -----                -------                ------              ------


Consumer loans:
 Passbook or certificate                         --                  0.11%                    --               0.15%
 Automobile                                      32                  0.47%                    18               0.25%
 Other                                            8                  0.41%                    10               0.42%
                                              -----                -------                ------              ------
   Total consumer loans                          40                  0.99%                    28               0.82%
                                              -----                -------                ------              ------

Total allowance for loan losses               $ 255                100.00%                 $ 249             100.00%
                                              =====                =======                ======             =======


Investment Securities

         Interest and dividend income from investment securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from deposits in other financial institutions. On September 30, 1998, the carrying value of the Company's investment securities portfolio totaled approximately $16.1 million and consisted of U.S. government and agency securities, mortgage-backed securities, FHLMC stock, stock in the FHLB of Atlanta, federal funds sold and deposits in other financial institutions. The mortgage-backed securities consist of mortgage-backed securities issued by the GNMA.

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

         As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of September 30, 1998, the Bank's investment in stock of the FHLB of Atlanta was $595,400.

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


                                                                             At September 30,
                                                                             ----------------
                                                                    1998                               1997
                                                                    ----                               ----
                                                       Amortized                            Amortized
                                                         Cost            Fair Value           Cost          Fair Value
                                                         ----            ----------           ----          ----------
                                                                                    (In Thousands)
Interest-bearing deposits                               $ 7,162           $ 7,162            $ 6,131         $ 6,131
                                                          -----             -----              -----          ------
Mortgage-backed securities, held to maturity                301               342                419             481
                                                          -----             -----              -----          ------
Investment securities:
 Held to maturity:
    U.S. Treasury and agency securities                      --                --                500             494
 Available for sale:
    U.S. Treasury and agency securities                   1,000             1,003              2,500           2,480
    State revenue bonds                                   5,828             5,831              5,100           5,100
    Federal Home Loan Mortgage
           Corporation stock                                 25             1,241                 25             881
 Non-marketable equity securities:
    Federal Home Loan Bank stock                            595               595                595             595
Certificate of Participation Interest                         4                 4                  4               4
                                                          -----             -----              -----          ------
                                                          7,452             8,674              8,724           9,554

Available for sale market adjustment                      1,222                                  836
                                                        -------                              -------
Total                                                   $16,137           $16,178            $16,110         $16,166
                                                        =======           =======            =======         =======

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's interest bearing deposits, investment and mortgage-backed securities as of September 30, 1998.


                                                                      After One Year           After Five Years
                                         One Year or Less           Through Five Years         Through Ten Years
                                         ----------------           ------------------         -----------------

                                                    Weighted                    Weighted                  Weighted
                                      Carrying       Average      Carrying      Average     Carrying      Average
                                        Value         Yield        Value          Yield       Value        Yield
                                        -----         -----        -----         ------       -----        -----
                                                                                             Dollars in Thousands)
Interest-bearing deposits              $7,162         5.50%         $ --             --         $ --           --

Mortgage-backed securities                 --            --           --             --           --           --

U.S. Treasury and agency
   securities and state revenue bonds     226         4.20%        1,208           5.62%          --           --
Federal Home Loan Mortgage                                                           --           --           --
   Corporation stock (1)                1,241         4.89%           --             --           --           --
Federal Home Loan Bank stock(2)            --            --           --             --           --           --
Certificate of Participation                                          --             --           --           --
   Interest(2)                             --            --           --             --           --           --
                                       ------         -----       ------          ------        ----          ----
Total                                  $8,629         5.38%       $1,208           5.62%        $ --           --
                                       ======         =====       ======          ======        ====          ====




                                         After Ten Years                 Total
                                         ---------------                 -----

                                                    Weighted                     Weighted
                                        Carrying     Average       Carrying       Average
                                         Value        Yield         Value          Yield
                                         -----       ------         -----          -----

Interest-bearing deposits                $   --           --         $ 7,162         5.50%

Mortgage-backed securities                  301        11.53%            301        11.53%

U.S. Treasury and agency
   securities and state revenue bonds     5,400
Federal Home Loan Mortgage                   --         5.46%          6,834         5.45%
   Corporation stock (1)                     --           --           1,241         4.89%
Federal Home Loan Bank stock(2)             595         7.24%            595         7.24%
Certificate of Participation
   Interest(2)                                4           --               4           --
                                        -------        ------        -------        ------
Total                                   $ 6,300         5.91%        $16,137         5.61%
                                        =======        ======        =======        =======


(1) Equity security with no stated maturities; readily available and assumed to mature in the period one year or less.

(2) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

Deposits and Borrowings

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its own interest-bearing deposits, interest income from mortgage-backed securities and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank has no borrowings outstanding at September 30, 1998; however, it does maintain borrowing capabilities through the FHLB of Atlanta.

         Deposits. On September 30, 1998 and September 30, 1997, the Bank's deposits totaled $44.3 million and $43.1 million, respectively.

         The following table sets forth information relating to the Bank's deposit flows during the periods shown and total deposits at the end of the periods shown.


                                                                At or For the Year Ended September 30,
                                                                --------------------------------------
                                                                  1998                        1997
                                                                  ----                        ----
                                                                            (In Thousands)
Total deposits at beginning of period                           $43,140                    $42,410
Net decrease before interest credited                              (989)                    (1,252)
Interest credited                                                 2,120                      1,982
                                                                -------                    -------
Total deposits at end of period                                 $44,271                    $43,140
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

         The following table sets forth certain information regarding the Bank's savings deposits at the dates indicated.




                                                                              At September 30,
                                                              1998                                              1997
                                                 ----------------------------                        -----------------------------

                                                     Weighted                                       Weighted
                                                      Average        % of                            Average         % of
                                        Amount         Rate        Deposits             Amount         Rate        Deposits
                                        -----          ----        --------             ------       ------        --------
                                                                      (Dollars in Thousands)
Demand accounts:
   Passbook accounts                   $ 3,866         2.93%         8.73%              $ 4,106       2.92%         9.52%
   NOW accounts                          2,822         2.06%         6.37%               2,984        2.03%         6.92%
   Money market deposit
   accounts                              6,335         4.36%        14.31%               5,381        4.33%        12.47%
   Noninterest bearing accounts            678            --         1.54%                633           --          1.47%
                                        ------         ------       ------              ------      ------         ------
           Total demand deposits        13,701         3.29%        30.95%              13,104       3.16%         30.38%

Time deposits                           30,536         5.36%        68.98%              29,988        5.45%         69.51%

Accrued interest                            34                       0.07%                  48                       0.11%
                                        ------                     -------               ------                    -------
           Total deposits              $44,271         4.81%       100.00%              $43,140       4.74%        100.00%
                                        ======         =====       =======               ======       =====        =======

         As of September 30, 1998, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 was $3.8 million. (Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements.) The following table presents the maturity of these time certificates of deposit at the dates indicated.


                                                                  At
                                                          September 30, 1998
                                                          ------------------
                                                            (In Thousands)
3 Months or less                                                $1,334
Over 3 months through 6 months                                   1,150
Over 6 months through 12 months                                  1,022
Over 12 months                                                    301
                                                                ------
         Total                                                  $3,807
                                                                ======

         Borrowings. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Company and the Bank had no outstanding borrowings with the FHLB at September 30, 1998 or 1997. During 1998 the Bank did not obtain any Federal Home Loan Bank advances, however the Bank retains borrowing capacity through the Federal Home Loan Bank of Atlanta.

         The Company had outstanding borrowings of $5.5 million in the form of a bank note payable at September 30, 1997. The note, which had an interest rate of prime minus 2%, was paid in full on October 27, 1997.

Subsidiaries

         The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. At September 30, 1998, there were at least 6 other commercial banks, credit unions and mortgage companies as well as numerous other financial services providers located in the Bank's primary market area. At September 30, 1998, the Bank had a deposit market share of approximately 20% in Scotland County. In Moore County where the Pinehurst branch is located, the Bank had less than 1% of the deposit market share as of that same date. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Supervision and Regulation

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

Regulation of the Bank

         General. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operation of regulated depository institutions, including the Bank, is subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At September 30, 1998, the Bank had a leverage ratio of 20.26%.

         The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

         At September 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

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

         As of September 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $684,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On September 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $595,400.

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

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On September 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 16.5%.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth the location of the Bank's principal office in Laurinburg and its full service branch office in Pinehurst, as well as certain other information relating to these offices as of September 30, 1998. The Bank owns the Laurinburg office. The Bank is a 50% owner of the Pinehurst office. A golf course designer owns and has offices in the other half of the building. All taxes, insurance, utilities and maintenance are paid by each owner for their respective one-half of the building. The net book value of the Pinehurst property listed below is for the Bank's one-half interest.

                                       Net Book Value             Deposits
         Address                         of Property            (In Thousands)
         -------                       --------------            ------------
Laurinburg:                              $556,058                  $37,116
505 South Main Street
P.O. Box 1468
Laurinburg, North Carolina 28352
Pinehurst:                                162,340                    7,155
                                         --------                   ------
77 Cherokee Road
Pinehurst, North Carolina 28374
                                         $718,398                  $44,271
                                         ========                  =======

         The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on September 30, 1998 was $37,583. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of September 30, 1998, the Bank had no recorded real estate acquired in settlement of loans.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended September 30, 1998.


                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         See the information under the section captioned "Common Stock Information" on the inside back cover of the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 4 through 14 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS

         The consolidated financial statements of the Company set forth on pages 15 through 45 in the Company's 1998 Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                   PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 2 - Election of Directors" on page 30 of the Proxy Statement and "Executive Officers" on page 32 of the Proxy Statement, which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 8 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the sections captioned "Proposal 2 - Election of Directors - Directors Compensation" on page 31 and " - Management Compensation" on pages 32 through 37 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 6 through 8 of the Proxy Statement.

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

         10(a) Employment Agreement with William C. Fitzgerald, III incorporated herein by reference to the Form 10-KSB for the fiscal year ended September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

         10(b) Special Termination Agreement with John B. Clark incorporated herein by reference to the Form 10-KSB for the fiscal year ended September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

         10(c)             Deferred Compensation Agreements with James E.
                           Milligan, James S. Mitchener and Sam T. Snowdon, Jr. incorporated herein by reference to the Form 10-KSB for the fiscal year ended September 30, 1996, file number 1-14266, filed with the SEC on December 23, 1996.

         10(d) Scotland Savings Bank, Inc. SSB Management Recognition Plan and Trust incorporated herein by reference to the Form 10-KSB for the fiscal year ended September 30, 1997, file number 1-14266, filed with the SEC on December 16, 1997.

         10(e) Scotland Bancorp, Inc. Stock Option Plan incorporated herein by reference to the Form 10-KSB for the fiscal year ended September 30, 1997, file number 1-14266, filed with the SEC on December 16, 1997.

         (11)              Statement Regarding Computation of Per Share Earnings

         (13)              Portions of 1998 Annual Report to Stockholders

         (21) See Item 1. Description of Business for discussion of subsidiaries

         (23)              Consent of McGladrey & Pullen, LLP

         (27)              Financial Data Schedule

(13)(b) On August 28, 1998, the Company filed a Form 8-K disclosing that it had entered into an Agreement and Plan of Reorganization and Merger with Centura Banks, Inc.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCOTLAND BANCORP, INC.


Date:  December 18, 1998         By:      /s/ William C. Fitzgerald, III
                                          ------------------------------
                                          William C. Fitzgerald, III
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                                     Title                                        Date
---------                                                     -----                                        ----

/s/ William C. Fitzgerald, III                        President, Chief Executive                     December 18, 1998
-----------------------------------------------       Officer and Director
William C. Fitzgerald, III

/s/ John B. Clark                                     Senior Vice-President and                      December 18, 1998
-----------------------------------------------       Director
John B. Clark

/s/ Debora B. Steagall                                Assistant Treasurer                            December 18, 1998
-----------------------------------------------
Debora B. Steagall

/s/ Clifton P. Buie                                   Director                                       December 18, 1998
-----------------------------------------------
Clifton P. Buie

/s/ E. S. Hill, Jr.                                   Director                                       December 18, 1998
-----------------------------------------------
E.S. Hill, Jr.

/s/ John W. Hudson                                    Director                                       December 18, 1998
-----------------------------------------------
John W. Hudson

/s/ James W. Mason                                    Director                                       December 18, 1998
-----------------------------------------------
James W. Mason

/s/ James E. Milligan                                 Director                                       December 18, 1998
-----------------------------------------------
James E. Milligan

/s/ James S. Mitchener, Jr.                           Director                                       December 18, 1998
-----------------------------------------------
James S. Mitchener, Jr.

/s/ S. T. Snowdon, Jr.                                Director                                        December 18, 1998
-----------------------------------------------
S. T. Snowdon, Jr.

/s/ James T. Willis                                   Director                                        December 18, 1998
-----------------------------------------------
James T. Willis

                               INDEX TO EXHIBITS


Exhibit No.                                      Description

11                         Statement Regarding Computation of Per Share Earnings

13                         Portions of the 1998 Annual Report to Stockholders

23                         Consent of McGladrey & Pullen, LLP

27                         Financial Data Schedule